Form 10-Q
period 1996-04-30
HEALTH MANAGEMENT SYSTEMS INC
filed 1996-06-13
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  April 30, 1996
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------


                         Commission File Number 0-20946

                         HEALTH MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          New York                                    13-2770433
- -------------------------------       ------------------------------------------
   State of Incorporation               (I.R.S. Employer Identification Number)



                 401 Park Avenue South, New York, New York 10016
- --------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (212) 685-4545
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at May 31, 1996
- -----------------------------------           ----------------------------------
   Common Stock, $.01 Par Value                        17,056,199 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED APRIL 30, 1996

PART I                FINANCIAL INFORMATION                                                               Page No.

Item 1                Financial Statements

                          Consolidated Balance Sheets as of April 30, 1996 (unaudited)                        1
                          and October 31, 1995

                          Consolidated Statements of Operations (unaudited) for the                           2
                          three month and six month periods ended April 30, 1996 and
                          April 30, 1995

                          Consolidated Statement of Shareholders' Equity (unaudited)                          3
                          for the six month period ended April 30, 1996

                          Consolidated Statements of Cash Flows (unaudited) for the                           4
                          three month and six month periods ended April 30, 1996 and
                          April 30, 1995

                          Notes to Interim Consolidated Financial Statements                                  5
                          (unaudited)

Item 2                Management's Discussion and Analysis of Results of Operations                           7
                      and Financial Condition



PART II               OTHER INFORMATION                                                                      10



SIGNATURES                                                                                                   12



EXHIBIT INDEX                                                                                                13

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       April 30,   October 31,
                                                                         1996         1995
                                                                      -----------  -----------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                            $ 6,744       10,801
   Short-term investments                                                19,790       19,287
   Accounts receivable, net:
       Trade                                                             43,455       31,517
       Affiliates                                                         1,591          113
                                                                        -------       ------
                                                                         45,046       31,630

   Other current assets                                                   5,296        4,328
                                                                        -------       ------
       Total current assets                                              76,876       66,046

Property and equipment, net                                               6,207        5,874
Intangible assets, net                                                    5,351        5,461
Capitalized software costs, net                                           1,170          865
Investments in affiliates                                                 8,027        7,673
Other assets                                                                846        1,465
                                                                        -------       ------
           Total assets                                                 $98,477       87,384
                                                                        =======       ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                $11,671       14,842
   Deferred revenue                                                       4,523        3,941
   Deferred income taxes                                                  6,274        5,620
                                                                        -------       ------
       Total current liabilities                                         22,468       24,403

Other liabilities                                                         2,077        1,739
Deferred income taxes                                                     1,974        2,018
                                                                        -------       ------
       Total liabilities                                                 26,519       28,160
                                                                        -------       ------


Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
    none issued and outstanding                                               0            0

   Common stock - $.01 par value; 45,000,000 shares authorized;
    17,015,215 shares issued and outstanding at April 30, 1996;
    16,390,762 shares issued and outstanding at October 31, 1995            170          164
   Capital in excess of par value                                        54,262       48,481
   Retained earnings                                                     17,196       10,115
   Unrealized appreciation on short-term investments                        330          464
                                                                        -------       ------
       Total shareholders' equity                                        71,958       59,224
                                                                        -------       ------

Commitments and contingencies

           Total liabilities and shareholders' equity                   $98,477       87,384
                                                                        =======       ======


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              Three months ended            Six months ended
                                                                                   April 30,                    April 30,
                                                                             --------------------           -----------------
                                                                              1996         1995              1996       1995
                                                                             -------      ------            ------     ------
Revenue:
    Trade                                                                    $23,361      18,587            46,599     37,357
    Affiliates                                                                 2,216       2,454             4,368      4,669
                                                                             -------      ------            ------     ------
                                                                              25,577      21,041            50,967     42,026

Cost of services:
    Compensation                                                              11,690      10,217            23,249     20,194
    Data processing                                                            2,107       1,865             4,262      3,578
    Occupancy                                                                  1,737       1,591             3,407      3,212
    Other                                                                      4,338       3,079             8,512      6,239
                                                                             -------      ------            ------     ------
                                                                              19,872      16,752            39,430     33,223
                                                                             -------      ------            ------     ------

        Operating margin before amortization of intangibles                    5,705       4,289            11,537      8,803

    Amortization of intangibles                                                   55          55               110        135
                                                                             -------      ------            ------     ------

        Operating income                                                       5,650       4,234            11,427      8,668

Other income (expense):
     Interest income, net                                                        228         161               479        352
     Merger related costs                                                       (489)        (58)             (489)    (1,026)
     Equity in earnings of affiliate                                             174           0               297          0
                                                                             -------      ------            ------     ------
                                                                                 (87)        103               287       (674)

        Income before income tax expense                                       5,563       4,337            11,714      7,994

Income tax expense                                                            (2,225)     (1,920)           (4,633)    (3,770)
                                                                             -------      ------            ------     ------


        Net income                                                           $ 3,338       2,417             7,081      4,224
                                                                             =======      ======            ======     ======


Earnings per share data:
        Net income per weighted average share of common stock outstanding    $  0.18        0.14              0.39       0.25
                                                                             =======      ======            ======     ======

        Weighted average shares outstanding                                   18,305      17,362            18,157     17,214
                                                                             =======      ======            ======     ======


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                                                Unrealized
                                                  Common Stock                                 Appreciation
                                              --------------------     Capital In             (Depreciation)      Total
                                                             Par       Excess Of    Retained   on Short-term   Shareholders'
                                                Shares      Value      Par Value    Earnings    Investments       Equity
                                              -----------  -------    -----------  ---------  ---------------  ------------
Balance at October 31, 1995                   16,390,762     $164       48,481       10,115           464        59,224


     Net income                                        0        0            0        7,081             0         7,081

     Stock option activity                       488,250        5        3,235            0             0         3,240

     Employee Stock Purchase Plan activity       136,203        1        1,766            0             0         1,767

     Disqualifying dispositions                        0        0          780            0             0           780

     Depreciation on
        short-term investments                         0        0            0            0          (134)         (134)

                                              ==========     ====       ======       ======          ====        ======
Balance at April 30, 1996                     17,015,215     $170       54,262       17,196           330        71,958
                                              ==========     ====       ======       ======          ====        ======


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              Three months ended     Six months ended
                                                                                   April 30,              April 30,
                                                                              ------------------     ------------------
                                                                               1996        1995        1996       1995
                                                                              -------     ------     -------     ------
Operating activities:
     Net income                                                               $ 3,338      2,417       7,081      4,224
       Adjustments to reconcile net income to net cash used in
         operating activities:
            Depreciation and amortization                                         791        689       1,511      1,381
            Amortization of intangibles                                            55         55         110        135
            Amortization of unearned compensation                                   0          4           0          7
            Gain on disposal of assets                                              0          0           0        (19)
            Deferred tax expense                                                   65        179         610        401
            Equity in earnings of affiliate                                      (175)         0        (298)         0
            Disqualifying dispositions                                            373          0         780          0
            Unrealized appreciation on short-term investments                       0          0           0          8
            Other                                                                   0          0           0         (3)
            Changes in assets and liabilities:
              Increase in accounts receivable                                  (8,281)    (4,881)    (13,416)    (8,654)
              Decrease (increase) in other current assets                          97       (710)       (968)      (257)
              (Decrease) increase in accounts payable and accrued expenses     (1,051)       715      (3,171)       199
              (Decrease) increase in deferred revenue                            (661)       295         582          1
              Increase in other assets and liabilities, net                       189         31         957        764
                                                                              -------     ------     -------     ------
                  Total adjustments                                            (8,598)    (3,623)    (13,303)    (6,037)
                                                                              -------     ------     -------     ------
                       Net cash used in operating activities                   (5,260)    (1,206)     (6,222)    (1,813)
                                                                              -------     ------     -------     ------

Investing activities:
     Capital asset expenditures                                                (1,043)      (216)     (1,598)      (516)
     Software capitalization                                                     (272)      (190)       (551)      (444)
     Investment in affiliates                                                     (56)         0         (56)      (522)
     Purchase of short-term investments                                          (393)         0        (637)    (4,958)
     Proceeds from sale of short-term investments                                   0      1,103           0      1,788
                                                                              -------     ------     -------     ------
                       Net cash (used in) provided by investing activities     (1,764)       697      (2,842)    (4,652)
                                                                              -------     ------     -------     ------

Financing activities:
     Proceeds from issuance of common stock                                       194         46       1,767        892
     Proceeds from exercise of stock options                                    1,731        487       3,240        813
     Repayment of notes payable                                                     0          0           0       (342)
                                                                              -------     ------     -------     ------
                      Net cash provided by financing activities                 1,925        533       5,007      1,363
                                                                              -------     ------     -------     ------

Net (decrease) increase in cash and cash equivalents                           (5,099)        24      (4,057)    (5,102)
Cash and cash equivalents at beginning of period                               11,843      9,209      10,801     14,082
Adjustment to cash to reflect change in Health Care
   microsystems, Inc. fiscal year                                                   0          0           0        253
                                                                              =======     ======     =======     ======
Cash and cash equivalents at end of period                                    $ 6,744      9,233       6,744      9,233
                                                                              =======     ======     =======     ======


      See accompanying notes to interim consolidated financial statements.

                         HEALTH MANAGEMENT SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  INTERIM UNAUDITED FINANCIAL INFORMATION

    Health Management Systems, Inc. ("HMS" or the "Company") management is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the interim consolidated financial statements. In the opinion of management, the interim consolidated financial statements reflect normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year.

    These interim consolidated financial statements should be read in conjunction with the audited supplemental consolidated financial statements of the Company as of and for the year ended October 31, 1995 included in the Company's current report on Form 8-K dated April 29, 1996 as filed with the Securities and Exchange Commission (the "Commission").

2.  MERGER WITH CDR ASSOCIATES, INC.

    Effective April 29, 1996 (the "CDR Effective Time"), the Company consummated a merger with CDR Associates, Inc. ("CDR"), in accordance with an Agreement and Plan of Merger (the "CDR Merger Agreement") among the Company, CDR Acquisition Corp. ("CDR Sub"), a wholly-owned subsidiary of the Company, CDR, and all Shareholders of CDR (the "CDR Principals"). CDR is a supplier of third-party liability recovery services to the healthcare industry.

    Pursuant to the CDR Merger Agreement, CDR merged with CDR Sub (the "CDR Merger"), with the result that CDR became a wholly-owned subsidiary of the Company. Each share of CDR capital stock issued and outstanding immediately prior to the CDR Effective Time of the CDR Merger was converted into 460 shares of the Company's common stock, or an aggregate of 460,000 shares. The CDR Merger has been accounted for using the pooling of interests method of accounting.

    The CDR Merger Agreement provides that the Company will undertake to register the common stock issued to effect the CDR Merger with the Commission for resale under the Securities Act of 1933. Moreover, the CDR Merger Agreement contains not-to-compete provisions which prohibit the CDR Principals from competing with the businesses of CDR and the Company during their employment and for a period of three years thereafter.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURES

    Cash paid for income taxes during the quarters ended April 30, 1996 and 1995 was $2,570,000 and $2,645,000, respectively. Cash paid for income taxes during the six months ended April 30, 1996 and 1995 was $4,444,000 and $2,892,000, respectively.

4.  SUBSEQUENT EVENTS

    On May 28, 1996, the Company entered into an agreement with HHL Financial Services ("HHL"), an affiliated company, which allowed the Company to offset its receivables and payables with HHL through May 28, 1996. Such amounts at April 30, 1996 netted to $1,802,000 receivable to the Company from HHL.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 1996 AND 1995


                               OPERATING RESULTS

THREE MONTHS ENDED APRIL 30, 1996

Revenue for the quarter ended April 30, 1996 was $25,577,000, an increase of $4,536,000 or 22% over the comparable period in 1995, and represented the Company's ninth consecutive quarterly revenue increase. The Company's proprietary services, Retroactive Claims Reprocessing (RCR)sm, Comprehensive Account Management Services (CAMS)sm, and Third Party Liability Recovery
(TPLR)sm, collectively comprise the most significant of the Company's services, accounting for $18,988,000 or 74% of the Company's consolidated revenue for the second quarter of 1996, compared to $15,796,000 or 75% of consolidated revenue for the comparable prior year quarter. Revenue from proprietary services increased 20% over the second quarter of the prior year principally due to revenue generated by the Company's RCR engagements. The Company's Managed Care Support (MCS) services revenue, rendered by the Company's Health Care microsystems, Inc. subsidiary ("HCm"), was $4,341,000, an increase of $1,174,000 or 37% over the comparable prior year period. The Company's Electronic Data Interchange (EDI) services revenue remained stable at $2,248,000 for the second quarter of 1996, an increase of $170,000 or 8% over the second quarter of 1995.

Cost of services for the second quarter of 1996 was $19,872,000, an increase of $3,120,000 or 19% over the comparable period in 1995. Compensation expense, the Company's largest expense component, totalled $11,690,000, an increase of $1,473,000 or 14% over the comparable prior period. The increase in compensation expense reflected (a) a 16% increase in the average number of employees in support of business growth and expansion, and (b) routine salary and benefit cost increases.

Data processing expense for the second quarter of 1996 was $2,107,000, an increase of $242,000 or 13% over the comparable period in 1995. This increase was attributable to investments in purchased software associated with the continuing enhancement of the Company's various data processing environments.

Occupancy expense for the second quarter of 1996 was $1,737,000, an increase of $146,000 or 9% over the comparable period in 1995. This increase was primarily due to expansion of the Company's facilities across the country. Other operating expense for the second quarter of 1996 was $4,338,000, an increase of $1,259,000 or 41% over the comparable prior period. This increase was principally attributable to higher levels of costs directly associated with employee related expenses and professional fees.

Operating margin before amortization of intangible assets for the quarter ended April 30, 1996 was $5,705,000, an increase of $1,416,000 or 33% over the
$4,289,000 amount realized in the comparable period in 1995. This represents an operating margin rate during the second quarter of 1996 of 22.3% compared to the 20.4% rate experienced in the second quarter of 1995. This increase is a result of revenue increasing at a higher rate than total operating expenses.

Amortization of intangible assets for the second quarter of 1996 was $55,000, equal to the second quarter of 1995.

Net interest and other income of $228,000 in the second quarter of 1996 increased by $67,000 from $161,000 in the second quarter of 1995, primarily as a function of a higher interest rate environment. Merger related costs of $489,000 were incurred in the second quarter of 1996 in connection with the CDR Merger in April 1996. Equity in the earnings of affiliate was $174,000 for the second quarter of 1996. There was no comparable investment during the second quarter of 1995.

The Company's income tax expense for the second quarter of 1996 was $2,225,000, resulting in an effective tax rate of approximately 40%. This compares to income tax expense of $1,920,000 and an effective tax rate of approximately 44% for the second quarter of 1995. The 16% increase in income tax expense was primarily driven by the Company's improved pre-tax profitability. The decrease in effective tax rate was primarily due to the increased contribution to income before taxes from CDR and equity in earnings of affiliate which are both non-taxable. Prior to the acquisition of CDR, CDR was an S Corporation. Therefore, CDR's net income was not taxable at the corporate level.

As a result of the Company's expanded revenue base and improved operating results, net income for the three month period ended April 30, 1996 rose to $3,338,000, a 38% increase when compared to $2,417,000 reported in the comparable prior year period.


SIX MONTHS ENDED APRIL 30, 1996

Revenue for the six months ended April 30, 1996 was $50,967,000, an increase of $8,941,000 or 21% over the 1995 period. Revenue from proprietary services grew $7,280,000 or 23%, to $38,373,000, principally due to revenue generated by the Company's TPLR and RCR engagements. Revenue from MCS services was $8,349,000, an increase of $1,449,000 or 21% over the comparable prior year period. Revenue from EDI services was $4,245,000, an increase of $212,000 or 5% from last year.

Cost of services for the six months ended April 30, 1996 was $39,430,000, an increase of $6,207,000 or 19% over the 1995 period. Compensation expense of $23,249,000 increased $3,055,000 or 15% compared to 1995. This increase reflected (a) a 15% increase in the average number of employees in support of business growth and expansion, and (b) routine salary and benefit cost increases.

Data processing expense was $4,262,000, an increase of $684,000 or 19% over the comparable period in 1995. This increase was attributable to costs associated with the continuing enhancement of the Company's data processing environments. Occupancy expense was $3,407,000, an increase of $195,000 or 6% over the comparable period in 1995. This increase related primarily to the expansion of the Company's satellite facilities. Other operating expense was $8,512,000, an increase of $2,273,000 or 36% over 1995. This increase was principally attributable to higher levels of costs directly associated with professional fees, recruiting and training costs for new employees, and bad debt expense.

Operating margin before amortization of intangible assets for the six months ended April 30, 1996 was $11,537,000, an increase of $2,734,000 or 31% over the $8,803,000 amount realized in the comparable period in 1995. The Company's operating margin rate before amortization of intangible assets was 22.6%, as compared to 20.9% in 1995. This increase is the result of revenue increasing at a higher rate than total operating expenses.

Amortization of intangible assets for the six months ended April 30, 1996 was $110,000, a decrease of $25,000 compared to the same period in 1995.

Net interest and other income of $479,000 in the six months ended April 30, 1996 increased by $127,000 from $352,000 in the comparable period in 1995, primarily due to the investment in higher interest yielding securities and the implementation of an enhanced cash management system. Merger related costs of $489,000 were incurred in the six months ended April 30, 1996 related to the merger with CDR in April 1996. Merger related costs of $1,026,000 were incurred in the six months ended April 30, 1995 related to the merger with HCm in February 1995.

The Company's income tax expense for the six months ended April 30, 1996 was $4,633,000, resulting in an effective tax rate of approximately 40%. This compares to income tax expense of $3,770,000 and an effective tax rate of approximately 47% for the prior year. The 23% increase in income tax expense was primarily driven by the Company's improved pre-tax profitability. The effective tax rate has decreased due to an increase of non taxable income as a result of CDR and the equity in the earnings of affiliate. This was offset by a decrease in non-deductible merger related costs for the six months ended April 30, 1996.

As a result of the Company's expanded revenue base, improved operating results, and increased interest income, net income for the six months ended April 30, 1996 rose to $7,081,000, a 68% increase when compared to $4,224,000 reported in the comparable prior year period.


                         LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1996, the Company had $54,408,000 in net working capital, an increase of $12,765,000 over the level at October 31, 1995. The Company's principal sources of liquidity at April 30, 1996 consisted of cash, cash equivalents, and short-term investments aggregating $26,534,000 and net accounts receivable of $45,046,000. Accounts receivable at April 30, 1996 reflected an increase of $13,416,000 or 42% over the October 31, 1995 balance. This increase is due to changes in the Company's product revenue mix which create a longer liquidation cycle. Management does not believe that this increase reflects adversely on the quality or collectibility of the Company's accounts receivable.

The Company anticipates that its current working capital position, funds generated from operations, and credit facility will be sufficient to meet ongoing working capital, debt service, capital expenditure, and acquisition needs in the foreseeable future. Nonetheless, expansion of the Company's business through acquisitions may require the Company to seek additional financing on relatively short notice. As of April 30, 1996, the Company was involved in discussions to renegotiate the credit facility which was due to expire.

                                    * * * * *

This document contains forward-looking statements. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the healthcare industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the continued ability of HMS to grow internally or by acquisition, (ii) the success experienced in integrating acquired businesses into the HMS group of companies, (iii) changing conditions in the healthcare industry which could simplify the reimbursement process and/or data management requirements associated with the healthcare transfer payment process and adversely affect HMS's business, (iv) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures, (v) competitive actions by other companies, and (vi) other risks, as noted in HMS's registration statements and periodic reports filed with the Commission.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION



Item 1     Legal Proceedings--No material legal proceedings are pending.

Item 2 Changes in Securities--On March 5, 1996, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation which:

               i. Reduced the shares of preferred stock authorized for issuance from 5,015,000 to 5,000,000 shares; and

               ii. Increased the shares of common stock authorized for issuance from 20,000,000 to 45,000,000 shares.

Item 3     Defaults Upon Senior Securities--None

Item 4     Submission of Matters to a Vote of Security Holders

           The Annual Meeting ("the Meeting") of the shareholders of the Company was held on March 5, 1996. The 13,532,888 shares of common stock (the "Common Stock") present at the Meeting out of a total of 16,145,192 shares outstanding and entitled to vote acted as follows with respect to the following proposals:

               i. Approved, by a vote of 13,081,768 shares for Russell L. Carson, 13,067,046 shares for Robert M. Holster, 13,067,046 shares for John W. McIntyre and 13,081,090 shares for Galen
                     D. Powers, the election of the foregoing individuals as directors of the Company, to serve for terms expiring at the 1998 annual meeting of shareholders. In addition, the vote of 451,120 shares was withheld with respect to the election of all of the nominees;

               ii. Approved, by a vote of 10,389,328 shares for, 2,899,959 shares against, and 243,601 shares abstained, an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and decrease the number of authorized shares of preferred stock;

               iii. Approved, by a vote of 8,689,322 shares for, 3,889,411 shares against, and 954,175 shares abstained, a proposal to amend the Company's Stock Option and Restricted Stock Purchase Plan to increase the number of shares of Common Stock available for issuance thereunder; and

               iv. Ratified, by a vote of 13,520,065 shares for, 9,553 shares against, and 3,271 shares abstained, the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants for fiscal year 1996.

Item 5 Other Information--Condensed Consolidated Statement of Operations, including CDR Associates, Inc., for the Month ended May 31, 1996.

                         Health Management Systems, Inc.
                 Condensed Consolidated Statement of Operations
                        For the month ended May 31, 1996

           Total Revenue                                                                     $8,289,000
                                                                                             ==========
           Net Income                                                                        $1,059,000
                                                                                             ==========


Item 6     Exhibits and Reports on Form 8-K
           (a) Exhibits--See Exhibit Index
           (b) Reports on Form 8-K
                  Current Report on Form 8-K, dated April 29, 1996 - Item 2. Acquisition or Disposition of Assets; Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 13, 1996                        HEALTH MANAGEMENT SYSTEMS, INC.
                                            --------------------------------
                                                      (Registrant)


                                         /s/   Phillip Siegel
                                         ------------------------------
                                         Phillip Siegel
                                         Vice President and
                                         Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



      EXHIBIT
      NUMBER                    DESCRIPTION OF EXHIBIT


        11                      Computation of Earnings Per Share


        27                      Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only and not filed