Form 10-Q
period 1996-07-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1996-09-13
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-20946

                         Health Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

       New York                                         13-2770433
State of Incorporation                   (I.R.S. Employer Identification Number)

                 401 Park Avenue South, New York, New York 10016
               (Address of principal executive offices, zip code)

                                 (212) 685-4545
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x/     No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding at August 31, 1996
                   -----                  ------------------------------
       Common Stock, $.01 Par Value             17,312,802 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JULY 31, 1996

PART I   FINANCIAL INFORMATION                                          Page No.

Item 1   Financial Statements

           Consolidated Balance Sheets as of July 31, 1996 (unaudited)      1
           and October 31, 1995

           Consolidated Statements of Operations (unaudited) for the        2
           three month and nine month periods ended July 31, 1996 and July 31, 1995

           Consolidated Statement of Shareholders' Equity (unaudited)       3
           for the nine month period ended July 31, 1996

           Consolidated Statements of Cash Flows (unaudited) for the        4
           three month and nine month periods ended July 31, 1996 and July 31, 1995

           Notes to Interim Consolidated Financial Statements (unaudited)   5

Item 2   Management's Discussion and Analysis of Results of Operations      6
         and Financial Condition

PART II  OTHER INFORMATION                                                 11

SIGNATURES                                                                 12

EXHIBIT INDEX                                                              13

               HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  ($ In Thousands, Except Per Share Amounts)

                                                      July 31,       October 31,
                                                        1996            1995
                                                    -----------      -----------
                                                    (Unaudited)
                        Assets
Current assets:
  Cash and cash equivalents                           $ 12,013         10,801
  Short-term investments                                18,041         19,287
  Accounts receivable, net:
    Trade                                               47,400         31,517
    Affiliates                                             105            113
                                                      --------         ------
                                                        47,505         31,630

  Other current assets                                   9,546          4,328
                                                      --------         ------
    Total current assets                                87,105         66,046

Property and equipment, net                              7,257          5,874
Intangible assets, net                                   5,300          5,461
Capitalized software costs, net                          1,324            865
Investments in affiliates                                6,963          7,673
Other assets                                               844          1,465
                                                      --------         ------
      Total assets                                    $108,793         87,384
                                                      ========         ======

         Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses               $ 18,300         14,842
  Amounts payable to affiliates                          2,038              0
  Deferred revenue                                       5,045          3,941
  Deferred income taxes                                  5,894          5,620
                                                      --------         ------
    Total current liabilities                           31,277         24,403

Other liabilities                                        2,245          1,739
Deferred income taxes                                    2,444          2,018
                                                      --------         ------
    Total liabilities                                   35,966         28,160
                                                      --------         ------

Shareholders' equity:
  Preferred stock - $.01 par value; 5,000,000 shares
   authorized; none issued and outstanding                   0              0
  Common stock - $.01 par value; 45,000,000 shares
   authorized; 17,309,195 shares issued and
   outstanding at July 31, 1996; 16,390,762 shares
   issued and outstanding at October 31, 1995              173            164
  Capital in excess of par value                        56,933         48,481
  Retained earnings                                     15,369         10,115
  Unrealized appreciation on short-term investments        352            464
                                                      --------         ------
    Total shareholders' equity                          72,827         59,224
                                                      --------         ------
Commitments and contingencies

      Total liabilities and shareholders' equity      $108,793         87,384
                                                      ========         ======

See accompanying notes to interim consolidated financial statements.

               HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (In Thousands, Except Per Share Amounts)

                                          Three months           Nine months
                                         ended July 31,         ended July 31,
                                       ------------------     -----------------
                                         1996       1995       1996       1995
                                       -------     ------     ------     ------
Revenue:
  Trade                                $25,657     20,954     72,256     58,311
  Affiliates                               128      2,066      4,496      6,735
                                       -------     ------     ------     ------
                                        25,785     23,020     76,752     65,046
Cost of services:
  Compensation                          14,076     11,381     37,325     31,575
  Data processing                        4,131      2,037      8,393      5,615
  Occupancy                              2,071      1,635      5,478      4,847
  Other                                  7,857      3,733     16,369      9,972
                                       -------     ------     ------     ------
                                        28,135     18,786     67,565     52,009
                                       -------     ------     ------     ------
    Operating (loss) margin before
     amortization of intangibles        (2,350)     4,234      9,187     13,037

  Amortization of intangibles               51         54        161        189
                                       -------     ------     ------     ------
    Operating (loss) income             (2,401)     4,180      9,026     12,848

Other income (expense):
  Interest income, net                     186        311        665        663
  Loss on investment                      (927)         0       (927)         0
  Merger related costs                       0        (19)      (489)    (1,045)
  Equity in (loss) earnings of
   affiliate                              (109)        11        188         11
                                       -------     ------     ------     ------
                                          (850)       303       (563)      (371)

    (Loss) income before income taxes   (3,251)     4,483      8,463     12,477

Income tax benefit (expense)             1,424     (2,070)    (3,209)    (5,840)
                                       -------     ------     ------     ------
    Net (loss) income                  $(1,827)     2,413      5,254      6,637
                                       =======     ======     ======     ======
Earnings per share data:
    Net (loss) income per weighted
     average share of common stock
     outstanding                       $ (0.11)      0.14       0.29       0.38
                                       =======     ======     ======     ======

    Weighted average shares
     outstanding                        17,193     17,538     18,276     17,322
                                       =======     ======     ======     ======

See accompanying notes to interim consolidated financial statements.

                               HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                               ($ In Thousands)

                                                                                    Unrealized
                                           Common Stock                            Appreciation
                                         -----------------  Capital In            (Depreciation)     Total
                                                      Par   Excess Of   Retained  on Short-term   Shareholders'
                                           Shares    Value  Par Value   Earnings   Investments       Equity
                                         ----------  -----  ----------  --------  --------------  -------------
Balance at October 31, 1995              16,390,762   $164    48,481     10,115        464           59,224

  Net income                                      0      0         0      5,254          0            5,254

  Stock option activity                     772,718      8     5,406          0          0            5,414

  Employee Stock Purchase Plan activity     145,715      1     1,969          0          0            1,970

  Disqualifying dispositions                      0      0     1,077          0          0            1,077

  Depreciation on
   short-term investments                         0      0         0          0       (112)            (112)
                                         ----------   ----    ------     ------       ----           ------
Balance at July 31, 1996                 17,309,195   $173    56,933     15,369        352           72,827
                                         ==========   ====    ======     ======       ====           ======

See accompanying notes to interim consolidated financial statements.

               HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)

                                          Three months           Nine months
                                         ended July 31,         ended July 31,
                                       ------------------     -----------------
                                         1996       1995       1996       1995
                                       -------     ------     ------     ------
Operating activities:
  Net (loss) income                    $(1,827)     2,413      5,254      6,637
    Adjustments to reconcile net
     (loss) income to net cash provided
     by (used in) operating activities:
       Loss on investment                  927          0        927          0
       Depreciation and amortization       756        645      2,267      2,026
       Amortization of intangibles          51         54        161        189
       Amortization of unearned
        compensation                         0          3          0         10
       Gain on disposal of assets            0          0          0        (19)
       Deferred tax expense                 90        147        700        548
       Equity in loss (earnings) of
        affiliate                          109        (11)      (188)       (11)
       Disqualifying dispositions          297          0      1,077          0
       Unrealized appreciation on
        short-term investments               0          0          0          8
       Other                                 0          0          0         (3)
       Changes in assets and liabilities:
         (Increase)decrease in
          accounts receivable           (2,459)       885    (15,875)    (7,726)
         (Increase)decrease in other
          current assets                (4,250)       535     (5,218)       278
         Increase in accounts payable
          and accrued expenses           6,629      2,760      3,458      2,959
         Increase in amounts payable
          to affiliates                  2,038        236      2,038        193
         Increase(decrease) in
          deferred revenue                 522       (834)     1,104       (833)
         Increase (decrease) in other
          assets and liabilities, net      170         (2)     1,127        762
                                       -------     ------     ------     ------
           Total adjustments             4,880      4,418     (8,422)    (1,619)
                                       -------     ------     ------     ------
             Net cash provided by
              (used in) operating
              activities                 3,053      6,831     (3,168)     5,018
                                       -------     ------     ------     ------

Investing activities:
  Capital asset expenditures            (1,677)      (333)    (3,275)      (849)
  Software capitalization                 (283)      (212)      (834)      (656)
  Investment in affiliates                  28     (5,610)       (29)    (6,132)
  Purchase of short-term investments         0       (147)         0     (5,105)
  Proceeds from sale of short-term
   investments                           1,771          0      1,134      1,788
                                       -------     ------     ------     ------
             Net cash used in
              investing activities        (161)    (6,302)    (3,004)   (10,954)
                                       -------     ------     ------     ------
Financing activities:
  Proceeds from issuance of
   common stock                            203        109      1,970      1,001
  Proceeds from exercise of
   stock options                         2,174        198      5,414      1,011
  Repayment of notes payable                 0          0          0       (342)
                                       -------     ------     ------     ------
             Net cash provided by
              financing activities       2,377        307      7,384      1,670
                                       -------     ------     ------     ------
Net increase (decrease) in cash and
 cash equivalents                        5,269        836      1,212     (4,266)
Cash and cash equivalents at beginning
 of period                               6,744      9,233     10,801     14,082
Adjustment to cash to reflect change
 in Health Care Microsystems, Inc.
 fiscal year                                 0          0          0        253
                                       -------     ------     ------     ------
Cash and cash equivalents at end
 of period                             $12,013     10,069     12,013     10,069
                                       =======     ======     ======     ======

See accompanying notes to interim consolidated financial statements.

                         HEALTH MANAGEMENT SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Interim Unaudited Financial Information

   Health Management Systems, Inc. (HMS or the Company) management is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the interim consolidated financial statements. In the opinion of management, the interim consolidated financial statements reflect normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year.

   These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended October 31, 1995 included in the Company's current report on Form 8-K dated April 29, 1996 as filed with the Securities and Exchange Commission (the Commission).

2. HHL Financial Services, Inc. (HHL)

   On August 21, 1996, the Company announced a one-time charge and revenue reversal pertaining to its relationship with HHL, a major customer of HMS, which is in default of its data processing agreement with the Company. The Company's one-time charge relates to (i) the full reservation of prior period accounts receivable of $2,881,000, (ii) accrual of net costs to be incurred in excess of anticipated revenue relating to the Company's continued contractual obligation with HHL of $3,823,000, and (iii) the write-off of its investment in HHL of $927,000, resulting in a total one-time charge of $7,631,000. Additionally, revenue of $2,180,000 earned and initially recorded in the third quarter was reversed. The result of the total write-off and revenue reversal recognized in the third quarter of $9,811,000 translates to an after-tax impact of $5,514,000, or $0.32 per share.

   As of July 31, 1996, the Company has accrued $3,823,000 for probable future net cash expenditures related to the Company's continuing contractual obligations with HHL. The Company anticipates that substantially all amounts accrued as of July 31, 1996 will be paid out or otherwise satisfied by the end of fiscal 1997.

3. Supplemental Cash Flow Disclosures

   Cash paid for income taxes during the quarters ended July 31, 1996 and 1995 was $1,406,000 and $2,645,000, respectively. Cash paid for income taxes during the nine months ended July 31, 1996 and 1995 was $5,887,000 and $2,892,000, respectively.

4. Net Income (Loss) Per Common Share

   Net income (loss) per common share has been computed by dividing net income
   (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period. Common stock equivalents utilizing the treasury stock method are included in the computation of weighted average number of shares outstanding for the three month period ended July 31, 1995 and the nine month periods ended July 31, 1996 and 1995. Common stock equivalents have not been included in the computation of weighted average number of shares outstanding for the three month period ended July 31, 1996, as the effect would be anti-dilutive.

Item 2--Management's Discussion and Analysis of Results of Operations and Financial Condition--Three Month and Nine Month Periods Ended July 31, 1996 and 1995

                                Operating Results

Three Months Ended July 31, 1996

Revenue for the quarter ended July 31, 1996 was $25,785,000, an increase of $2,765,000 or 12% over the comparable period in 1995, and represented the Company's tenth consecutive quarterly revenue increase. During the quarter ended July 31, 1996, the Company recorded a reversal of $2,180,000 of HHL revenue which was initially recorded in the quarter. Revenue for the third quarter before the reversal was $27,965,000, an increase of $4,945,000 or 21% over the comparable prior year period. The Company's proprietary services, Retroactive Claims Reprocessing (RCR)(SM), Comprehensive Account Management Services
(CAMS)(SM), and Third Party Liability Recovery (TPLR)(SM), collectively after the revenue reversal comprise the most significant of the Company's services, accounting for $18,194,000 or 71% of the Company's consolidated revenue for the third quarter of 1996, compared to $16,673,000 or 72% of consolidated revenue for the comparable prior year quarter. Revenue from proprietary services after the revenue reversal increased 9% over the third quarter of the prior year, principally due to revenue generated by the Company's TPLR and RCR engagements. The Company's Managed Care Support (MCS) services revenue, generated by the Company's Health Care microsystems, Inc. subsidiary (HCm), was $5,294,000, an increase of $1,081,000 or 26% over the comparable prior year period. The Company's Electronic Data Interchange (EDI) services revenue, realized by the Company's Quality Medi-Cal Adjudication, Inc. subsidiary (QMA), was $2,297,000 for the third quarter of 1996, an increase of $163,000 or 8% over the third quarter of 1995.

Cost of services for the third quarter of 1996 was $28,135,000, an increase of $9,349,000 or 50% over the comparable period in 1995. During the quarter ended July 31, 1996, the Company recorded a one-time charge pertaining to its relationship with HHL (see Note 2). This one-time charge increased cost of services by $6,704,000. Thus, costs in the third quarter of 1996 are 36% over those for the quarter ended July 31, 1995. The $6,704,000 charge was comprised of (i) $1,362,000 of net compensation costs, and (ii) $2,199,000 of net data processing costs associated with the continued servicing of the HHL data processing agreement, plus (iii) $3,143,000 of other costs, including $2,881,000 of bad debt expense related to HHL receivables and $262,000 of net other operating expenses associated with the continued servicing of the HHL data processing agreement.

Compensation expense, the Company's largest expense component, totalled $14,076,000, an increase of $2,695,000 or 24% over the comparable prior year period. Compensation expense prior to the one-time charge of $1,362,000 was $12,714,000, an increase of $1,333,000 or 12% over the comparable prior year period. Exclusive of the effect of the one-time charge, the increase in compensation expense reflected a 19% increase in the average number of employees in support of business growth and expansion, offset by salary savings associated with employee turnover.

Data processing expense for the third quarter of 1996 was $4,131,000, an increase of $2,094,000 or 103% over the comparable period in 1995. Data processing expense prior to the one-time charge of $2,199,000 was $1,932,000, a decrease of $105,000 or 5%. This decrease was attributable to the Company's ability to reallocate resources previously applied to HHL data processing to other projects and a deferral of investments in computer equipment.

Occupancy expense for the third quarter of 1996 was $2,071,000, an increase of $436,000 or 27% over the comparable period in 1995. This increase was primarily due to expansion of the Company's facilities across the Country, including the Company's headquarters.

Other operating expense for the third quarter of 1996 was $7,857,000, an increase of $4,124,000 or 110% over the comparable prior year period. Other operating expense prior to the one-time charge of $3,143,000 was $4,714,000, an increase of $981,000 or 26%. Exclusive of the effect of the one-time charge, this increase was principally attributable to higher levels of direct project costs, employee related expenses, and professional fees.

Operating loss before amortization of intangible assets for the quarter ended July 31, 1996 was $2,350,000, a decrease of $6,584,000 or 156% from the
$4,234,000 of operating margin realized in the comparable period in 1995. This represents a negative operating margin rate of 9% during the third quarter of 1996 compared to the 18% positive operating margin rate experienced in the third quarter of 1995. Operating margin before amortization of intangibles and prior to the one-time charge and revenue reversal was $6,534,000, an increase of $2,300,000 or 54%. Exclusive of the effect of the one-time charge and revenue reversal, the operating margin rate would have been 23%, an increase of 5 percentage points over the 18% realized in the comparable prior year period. This increase is a result of revenue before the reversal increasing at a higher rate than total operating expenses before the one-time charge.

Amortization of intangible assets for the third quarter of 1996 was $51,000, a decrease of $3,000 or 6% from the third quarter of 1995. The decrease results from the full amortization of one of the intangible assets.

Net interest and other income of $186,000 in the third quarter of 1996 decreased by $125,000 from $311,000 in the third quarter of 1995, primarily as a function of a higher interest expense related to a potential tax liability and loan origination fees associated with the new $40,000,000 line of credit obtained by the Company during the quarter. The Company's investment in HHL of $927,000 was written off in the third quarter of 1996 as part of the one-time charge. Equity in the loss of the Company's Health Information Systems Corporation affiliate was $109,000 for the third quarter of 1996, a decrease of $120,000 from the $11,000 of income recorded during the third quarter of 1995.

The Company's income tax benefit for the third quarter of 1996 was $1,424,000, resulting in an effective tax rate of approximately 43.8%. This compares to income tax expense of $2,070,000 and an effective tax rate of approximately 46.2% for the third quarter of 1995. The 169% decrease in income tax expense was primarily the result of the HHL one-time charge and revenue reversal which decreased pre-tax income by $9,811,000 and reduced tax expense by $4,297,000. Income tax expense without the HHL one-time charge and revenue reversal would have been $2,873,000, an increase of $803,000 or 39% over the comparable prior year period. This is in line with the increase in pre-tax income before the HHL one-time charge and revenue reversal of $2,077,000 or 46%.

As a result of the HHL one-time charge and revenue reversal, net loss and loss per share for the three month period ended July 31, 1996 were $1,827,000 and $0.11, a 176% and 179% decrease, respectively, from the comparable prior year period. Net income and earnings per share prior to the one-time charge and revenue reversal would have been $3,687,000 and $0.21, an increase of $1,274,000 and $0.07 or 53% and 50%, respectively.

Nine Months Ended July 31, 1996

Revenue for the nine months ended July 31, 1996 was $76,752,000, an increase of $11,706,000 or 18% over the comparable prior year period. During the nine months ended July 31, 1996, the Company recorded a reversal of $2,180,000 of HHL revenue recorded in the third quarter. Revenue for the nine months ended July 31, 1996 before the reversal was $78,932,000, an increase of $13,886,000 or 21% over the comparable prior year period. Revenue from proprietary services after the revenue reversal grew $8,801,000 or 18%, to $56,567,000, principally due to revenue generated by the Company's TPLR and RCR engagements. Revenue from MCS services was $13,643,000, an increase of $2,530,000 or 23% over the comparable prior year period. Revenue from EDI services was $6,542,000, an increase of $375,000 or 6% from last year.

Cost of services for the nine months ended July 31, 1996 was $67,565,000, an increase of $15,556,000 or 30% over the comparable period in 1995. During the nine months ended July 31, 1996, the Company recorded a one-time charge pertaining to its relationship with HHL. This charge increased cost of services by $6,704,000 or 13% over the quarter ended July 31, 1995. The $6,704,000 charge was comprised of (i) $1,362,000 of net compensation costs, and (ii) $2,199,000 of net data processing costs associated with the continued servicing of the HHL data processing agreement, plus (iii) $3,143,000 of other operating costs, including $2,881,000 of bad debt expense related to HHL receivables and $262,000 of net other operating expenses associated with the continued servicing of the HHL data processing agreement.

Compensation expense, the Company's largest component, totalled $37,325,000, an increase of $5,750,000 or 18% over the comparable prior year period. Compensation expense prior to the one-time charge of $1,362,000 was $35,963,000, an increase of $4,388,000 or 14%. Exclusive of the effect of the one-time charge, this increase reflected a 16% increase in the average number of employees in support of business growth and expansion, offset by salary savings associated with employee turnover.

Data processing expense was $8,393,000, an increase of $2,778,000 or 49% over the comparable period in 1995. Data processing expense prior to the one-time charge of $2,199,000 was $6,194,000, an increase of $579,000 or 10%. Exclusive of the effect of the one-time charge, this increase was attributable to costs associated with the continuing enhancement of the Company's data processing environments.

Occupancy expense was $5,478,000, an increase of $631,000 or 13% over the comparable period in 1995. This increase was primarily due to the expansion of the Company's facilities, including the Company's headquarters.

Other operating expense was $16,369,000, an increase of $6,397,000 or 64% over 1995. Other operating expense prior to the one-time charge of $3,143,000 was $13,226,000, an increase of $3,254,000 or 33%. Exclusive of the effect of the one-time charge, this increase was principally attributable to higher levels of direct project costs, including professional fees, employee related costs, and professional marketing fees.

Operating margin before amortization of intangible assets for the nine months ended July 31, 1996 was $9,187,000, a decrease of $3,850,000 or 30% from the $13,037,000 amount realized in the comparable period in 1995. The Company's operating margin rate before amortization of intangible assets was 12%, compared to 20% in 1995. Operating margin before amortization of intangibles and prior to the one-time charge and revenue reversal was $18,071,000, an increase of $5,034,000 or 39%. Exclusive of the effect of the one-time charge and revenue reversal, the operating margin rate would have been 23%, an increase of 3 percentage points over the 20% realized in the comparable prior year period.

Amortization of intangible assets for the nine months ended July 31, 1996 was $161,000, a decrease of $28,000 or 15% from the comparable prior year period. The decrease results from the full amortization of one of the Company's intangible assets.

Net interest and other income of $665,000 in the nine months ended July 31, 1996 increased by $2,000 from $663,000 in the comparable period in 1995; the increase would have been $45,000 but for the loan origination fees associated with the Company's securing a new line of credit with a major money center financial institution. The Company wrote off its investment in HHL of $927,000 in the nine months ended July 31, 1996 as part of the one-time charge. Merger related costs of $489,000 were incurred in the nine months ended July 31, 1996 related to the Company's merger with CDR Associates, Inc. (CDR) in April 1996. Merger related costs of $1,045,000 were incurred in the nine months ended July 31, 1995 related to the Company's merger with HCm in February 1995.

The Company's income tax expense for the nine months ended July 31, 1996 was $3,209,000, resulting in an effective tax rate of approximately 37.9%. This compares to income tax expense of $5,840,000 and an effective tax rate of approximately 46.8% for the prior year period. The reduction in the effective tax rate results from the non-taxability of income from CDR for the first six months of the fiscal year due to its status as an S Corporation, and from the decrease of non-tax deductible merger costs from the comparable prior year period. Income tax expense without the HHL one-time charge and revenue reversal would have been $7,506,000, an increase of $1,666,000 or 29% over the comparable prior period.

Net income and earnings per share for the nine months ended July 31, 1996 were $5,254,000 and $0.29, a 21% and 24% decrease, respectively, from net income of $6,637,000 and $0.38 in earnings per share reported in the comparable prior year period. Net income and earnings per share prior to the one-time charge, revenue reversal, and merger costs were $11,257,000 and $0.62 year to date, an increase of $3,575,000 and $0.18 over the same period last year, or 47% and 41%, respectively.

                         Liquidity and Capital Resources

At July 31, 1996, the Company had $55,828,000 in net working capital, $14,185,000 greater than working capital at October 31, 1995. The Company's principal sources of liquidity at July 31, 1996 consisted of cash, cash equivalents, and short-term investments aggregating $30,054,000 and net accounts receivable of $47,505,000. Accounts receivable at July 31, 1996 reflected an increase of $15,875,000 or 50% over the October 31, 1995 balance. This increase is due to revenue growth, delays in processing payments through a government client, and changes in the Company's product revenue mix which serve to elongate the Company's liquidation cycle. Management does not believe that this increase reflects adversely on the quality or collectibility of the Company's accounts receivable.

On July 15, 1996, the Company entered into a $40,000,000 unsecured revolving credit facility with a major money center financial institution. The credit facility, which is fully available as of the date of this report, has a term of three years, carries an unused commitment fee of 20 basis points, and bears interest at the institution's prime lending rate, or LIBOR plus 5/8%, at the Company's option. The Company has advised the bank that, as a result of the one-time charge and revenue reversal recorded for HHL in the quarter ended July 31, 1996 the Company was not in compliance with one of the financial covenants of the Credit Agreement. The bank has waived the Company's compliance with this covenant for such quarter and amended the Credit Agreement to revise the covenant. The Company would have been in compliance under the revised covenant.

                                    * * * * *

This document contains forward-looking statements. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the health care industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the continued ability of HMS to grow internally or by acquisition, (ii) the success experienced in integrating acquired businesses into the HMS group of companies, (iii) changing conditions in the health care industry which could simplify the reimbursement process and/or data management requirements associated with the health care transfer payment process and adversely affect HMS's business, (iv) government regulatory and political pressures which could reduce the rate of growth of health care expenditures, (v) competitive actions by other companies, and (vi) other risks, as noted in HMS's registration statements and periodic reports filed with the Commission.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

Item 1  Legal Proceedings - No material legal proceedings are pending.

Item 2  Changes in Securities - None

Item 3  Defaults Upon Senior Securities - None

Item 4  Submission of Matters to a Vote of Security Holders - None

Item 5  Other Information - None

Item 6  Exhibits and Reports on Form 8-K
        (a)  Exhibits--See Exhibit Index
        (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 1996                       HEALTH MANAGEMENT SYSTEMS, INC.
                                                         (Registrant)

                                               /s/ Phillip Siegel
                                               Phillip Siegel
                                               Vice President and
                                               Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

 10.1 Credit Agreement and Guaranty Among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., Quality Medi-Cal Adjudication, Incorporated, Health Care microsystems, Inc. and CDR Associates, Inc., as Guarantors, and The Chase Manhattan Bank, as Bank (filed herewith).

10.1(i) First Amendment to Credit Agreement and Guaranty and Waiver (filed herewith).

 10.2 Lease, dated as of March 15, 1996, by and between 387 P.A.S. Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (filed herewith).

  11     Computation of Earnings Per Share (filed herewith)

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only and not filed