Form 10-K
period 1996-10-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1997-01-22
CIK 861179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-20946

                         HEALTH MANAGEMENT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                                       13-2770433
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

          401 PARK AVENUE SOUTH                                   10016
           NEW YORK, NEW YORK                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 685-4545
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                         -------------------
       None


           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X    No ___

The aggregate market of the registrant's common stock held by non-affiliates as of January 15, 1997 was $220,635,524 based on the closing price on the Nasdaq National Market System on that day.

Number of shares outstanding of the registrant's common stock, $.01 par value, on January 15, 1997 was 17,635,064.

                      DOCUMENTS INCORPORATED BY REFERENCE:
DOCUMENT                                       WHERE INCORPORATED
--------                                       ------------------
PROXY STATEMENT FOR THE ANNUAL MEETING              PART III
--------------------------------------
TO BE HELD ON MARCH 4, 1997

                                TABLE OF CONTENTS

                                                                                   Page
Contents                                                                          Number
--------                                                                          ------
Cover Page ......................................................................     i

PART I

   Item 1.  Business ............................................................     1

   Item 2.  Properties ..........................................................    12

   Item 3.  Legal Proceedings ...................................................    12

   Item 4.  Submission of Matters to a Vote of Security Holders .................    12

PART II

   Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters    13

   Item 6.  Selected Financial Data .............................................    13

   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...............................................    13

   Item 8.  Financial Statements and Supplementary Data .........................    13

   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ................................................    13

PART III

   Item 10. Directors and Executive Officers of the Registrant ..................    14

   Item 11. Executive Compensation ..............................................    14

   Item 12. Security Ownership of Certain Beneficial Owners and Management ......    14

   Item 13. Certain Relationships and Related Transactions ......................    14

PART IV

   Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K .....    14

   Signatures ...................................................................    18

   Index to Consolidated Financial Information ..................................    19

   Exhibit Index ................................................................    20

PART I

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-K constitute "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMSY, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing services by other companies; changes in the degree of protection created by HMSY's intellectual property rights; pressure on prices from competition or from purchasers of HMSY's services; regulatory changes to the health care reimbursement process; regulatory obstacles to the introduction of new services that are important to HMSY's growth; availability of qualified personnel; the loss of any significant customers; and other factors both referenced and not referenced in this Form 10-K. When used in this Form 10-K, the words "estimate," "project,""anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

ITEM 1.  BUSINESS

                                    OVERVIEW

   Health Management Systems, Inc. ("HMSY" or the "Company") furnishes proprietary information management and data processing services and software to hospitals and other health care providers and to government health service agencies and other health care payors. These services address the various types of data generated by the interaction of the participants in the health process: the health care provider, the third-party payor, and the patient. Through its retrospective, concurrent, and prospective service offerings, the Company acts as an outsourcer of information management addressing the clinical, operational, administrative, and financial data which result from the rendering of health care services. The Company's service offerings benefit its clients by enhancing revenue and accelerating cash flow (achieved through improved reimbursability and collectability), reducing operating and administrative costs (by supplying advanced information analytics), and improving decision making capabilities (via the provision of useful information).

   Hospitals receive payment for services from patients, third-party payors, or a combination thereof. Third-party payors include commercial insurance companies, governments or their intermediaries, health maintenance organizations, preferred provider organizations, third-party administrators for self-insured companies, and managed care companies. Although patients generally retain primary responsibility for payment for all health care services, hospitals usually process claims for which third-party payors bear responsibility. Obtaining reimbursement from third-party payors has become increasingly difficult because of frequent changes in reimbursement formulae, requirements for pre-admission certification and utilization review, and administrative procedures instituted by third-party payors in an effort to control costs. To be successful in obtaining payment from third-party payors, hospitals and other providers of care require regulatory knowledge and technical skills to manage complex data collection, integration, analysis, and accounts receivable management requirements. To ensure that program costs are no greater than required, third-party payors require knowledge and skills analogous to those required by providers.

   Among the Company's diversified services are those designed to minimize the degree of error that results from the enormous transaction processing and information management requirements associated with the health care transfer payment process. Since its founding in 1974, the Company has concentrated on applying its expertise in health care reimbursement processes and information systems technology to the liquidation of health care accounts receivable. More recently, the Company has expanded its product suite from its historic focus on
(i) maximizing liquidations of the accounts receivable at pre-determined reimbursement rates, to include (ii) decision support software products which enable health care providers to assemble, analyze, and evaluate mission-critical cost and quality information, facilitating efforts by the provider to consider the proposed patient care in terms of its benefit, cost, reimbursability, profitability, and quality. The Company believes that its development of proprietary computer software, systems, and databases dedicated exclusively to the analysis, management, and liquidation of health care accounts receivable by providers and payors and the concentration of its clients among the nation's largest urban health care provider institutions and large purchasers of health care make HMSY unique among companies providing accounts receivable management and decision support services to hospitals, government health care agencies, and other companies serving the health care industry.

   Unless otherwise noted, all information in this report has been adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend, distributed on December 29, 1995 to all shareholders of record as of December 15, 1995.

                    HEALTH CARE REFORM AND REGULATORY MATTERS

   The health care reimbursement process has been subject to constant change, more recently at an accelerating rate. Federal, state, and local governments, as well as other third-party payors, have initiated policies designed to reduce the rate of increase in health care expenditures. Many of these policy initiatives have contributed to the complex and time consuming process of obtaining health care reimbursement for medical services provided.

   Legislation is continually submitted and acted upon at the federal, state, and local government levels seeking to "reform" the health care and welfare systems. Most of these proposals seek to expand or limit health care coverage to the under and uninsured while reducing the rate of increase in health care costs by introducing elements of "managed competition" and "managed care," as well as by reducing the administrative costs of the health care reimbursement process. It is not possible at this time to predict which, if any, reforms will be adopted, when such reforms will be implemented, or the impact of such reforms. However, the Company believes the shifting of traditional insurance risk to providers of care and the additional information management requirements placed on the providers contemplated in many of these proposals may increase the demand for the Company's services. Moreover, the Company believes that patients, providers, and payors, individually and in various combinations, will seek information to be derived by the Company's integration of cost and other financial and clinical data, enabling identification and management of the outcomes achieved.

   The Medicare program is administered by the Health Care Financing Administration ("HCFA"), an agency of the U.S. Department of Health and Human Services. HCFA currently contracts with more than 80 insurance carriers and intermediaries to process regional reimbursement claims. Although HCFA has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by HCFA, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state-owned and operated processing centers or through contractual arrangements with third-party processors. The requirements and procedures for reimbursement implemented by Medicaid program administrators differ from state to state. Similar to the claims administration process of Medicare and Medicaid, many national health insurance companies and self-insured employers administer reimbursement of claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors.

   The ownership and operation of hospitals is subject to comprehensive federal and state regulation, which may affect hospital reimbursement. Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Such changes could have an adverse effect on the operations of hospitals and other providers of health care in general, and consequently reduce the amount of the Company's revenue. The Company's services also are subject to regulations pertaining to billing services, which primarily involve recordkeeping requirements and other provisions designed to prevent fraud. The Company believes that it operates in a manner consistent with such regulations, the enforcement of which is increasingly more stringent. Finally, the Social Security Act imposes certain requirements on the Company with regard to confidentiality and disclosure of Medicare and Medicaid provider and beneficiary data. Specifically, the Company is prohibited from disclosing information that is obtained by or from the Department of Health and Human Services except as otherwise provided by regulations or other federal law. Generally, the Company is required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when the Company uses data obtained from such programs.

                               PRINCIPAL SERVICES

   The Company delivers services and software that comprise three business segments and five principal product offerings. Those three business segments are: (1) Proprietary Services - Information and Outsourcing ("Proprietary Services"), (2) Proprietary Analytics - Managed Care Support ("Managed Care Support") services, and (3) Electronic Data Interchange. The table below sets forth for the periods indicated the percentage of consolidated revenue represented by each of these product offerings and is followed by a discussion summarizing the nature of the product offering.


                                              Fiscal Year Ended October 31,
                                              -----------------------------
                                               1996        1995        1994
                                               ----        ----        ----
    Proprietary Services
      Retroactive Claims Reprocessing           28%         26%         26%
      Comprehensive Accounts Management         18%         27%         30%
      Third-party Liability Recovery            26%         21%         16%
                                               ---         ---         ---
                                                72%         74%         72%
    Managed Care Support                        19%         17%         17%
    Electronic Data Interchange                  9%          9%         11%
                                               ---         ---         ---
      Total                                    100%        100%        100%


   All of the Company's product offerings provide a high level of recurring revenue. Over 90% of the Company's Proprietary Services revenue, exclusive of affiliates ("Core Proprietary Revenue"), in fiscal year 1996 was attributable to entities that became clients of the Company prior to 1996. This is consistent with revenue patterns experienced by the Company in prior years.


RETROACTIVE CLAIMS REPROCESSING ("RCR")(SM)

   As a result of the magnitude and complexity of the information requirements involved in the health care claims reimbursement process, a hospital's patient accounting department processes an enormous amount of data each day, normally recouping a majority of third-party payments due for patient services. Nevertheless, due to various factors, it is virtually impossible for any hospital to identify and obtain payment for all of the open balances that are eligible for third-party reimbursement. These factors include (i) incorrect or incomplete billing information provided by patients, (ii) difficulties in verifying patient insurance eligibility and payment status, (iii) problems in controlling the completeness and accuracy of patient data as it accumulates and flows through the frequently unintegrated platforms comprising the hospital's overall information management system, and (iv) the necessity for constant modification and reprogramming of billing, reporting, and compliance routines due to the frequent and complex changes to payor information and compliance requirements.

   As a consequence of these and related factors, a hospital's patient accounting department often has incorrect or incomplete information regarding certain claims, resulting in such claims either being rejected by third-party payors or not being billed at all. For most hospitals, rejected or unbilled claims represent a relatively small percentage of total revenue, and the cost for any particular hospital to install the data processing systems and hire the technical personnel that would be necessary to identify every claim covered by insurance and to accumulate all the information needed to submit each claim on an on-going basis would be prohibitive. Through the application of the Company's proprietary technology, the Company's RCR services produce for its hospital clients incremental revenue, which otherwise would remain uncollected.

   RCR services are used by a hospital (most frequently for its emergency room and outpatient clinics) to realize third-party revenue from patient accounts after the hospital has expended its own best efforts at billing and collection, but before the accounts are referred to a collection agency. The Company's specialized data aggregation, data purification, data editing, and electronic claim preparation and transmission routines are designed to facilitate the reimbursement of accounts that remain unpaid because necessary billing information was missing or because the existence of third-party coverage was not known. RCR services require the hospital only to provide the Company with copies of existing data files, demand minimal hospital staff support, and involve no patient contact.

    Each RCR client determines the scope of the services to be performed by the Company and the frequency with which such services are delivered. The scope of RCR services may involve a hospital's emergency room, outpatient, and/or inpatient departments. The frequency of processing and billing on behalf of a client is determined by a number of factors, including the client's internal billing and follow-up processes, as well as applicable statutory and regulatory time limitations on submission of claims.

   Revenue generated on behalf of new RCR clients is generally highest during the first full year of processing because the Company is able to liquidate the client's accounts receivable to the maximum extent of the available statutory claiming limitation. After the initial processing period, billings normally span shorter processing periods and generate smaller amounts of revenue. The incremental revenue generated on behalf of the Company's clients will vary significantly from client to client due to differences in the sophistication of the clients' data systems and the scope and frequency of the services performed. Since 1974, RCR services have generated in excess of $1.1 billion in incremental third-party claims reimbursements for hospitals. Over the last three fiscal years, such services have generated over $364 million in incremental reimbursements.

   RCR services are currently provided principally to large public and voluntary (not-for-profit) hospitals and other health care providers in 10 states and the District of Columbia. RCR contracts generally have three-year terms and are cancelable by the Company or the client upon 90 days notice. Contingent fees for RCR services typically range from 20% to 30% of the incremental revenue generated on behalf of the client. The Company recognizes revenue at the time a client's billing is submitted to a third-party payor or its intermediary.


COMPREHENSIVE ACCOUNTS MANAGEMENT SERVICES ("CAMS")(SM)

   As a result of the technology and expertise developed in providing RCR services, the Company is able to provide custom institutionalized data processing, computer software, and operations support services to hospitals, public health clinics, outpatient treatment facilities, companies that serve the health care industry, and payors such as state Medicaid agencies. In contrast to RCR services, which retrospectively reprocess patient accounts receivable data, CAMS delivered to health care providers provides concurrent third-party claim identification, editing, preparation, and electronic submission. The Company integrates data derived from the hospital's disparate data collection systems and manages the electronic interfaces between the hospital and the transfer payment agencies upon which the hospital is dependent for reimbursement. CAMS is designed to provide an integrated and comprehensive solution to a hospital's accounts receivable liquidation requirements by combining (a) an intimate familiarity with the principal in-house shared data collection and patient accounting systems found in large urban hospitals with (b) expertise in the management and liquidation of accounts receivable, thereby offering a hospital a unique opportunity to improve the effectiveness of its accounts receivable management program (enhance revenue and accelerate cash flow) while decreasing its administrative costs.

   As part of CAMS, the Company develops customized automated interfaces between a hospital's various data collection, billing, and accounts receivable systems, and the claims processing systems of third-party payors. To establish these interfaces, the Company must satisfy the unique information and data processing requirements of each hospital and of the various intermediaries used by third-party payors in each jurisdiction. The Company obtains information from the client hospital's internal charge capture, medical records, utilization review, and patient accounting systems as required to submit electronically complete and accurate reimbursement claims. The Company then performs pre-billing edits, uses its computer platforms to facilitate correction of pre-billing edit failures, and performs electronic billing of valid claims. Upon payment by the third-party payors, the Company captures remittance data from intermediaries for electronic posting to the hospital's accounts receivable system. CAMS systems apply a variety of technologies (including bar coding devices) to track location and document status information and to extract requisite information from medical records, utilization review, and patient accounting systems at the client site. CAMS also generates (for delivery in paper or electronic media form) automated management reports for use by the hospital's patient accounting and financial management personnel that would otherwise be unavailable to them.

   Most of the Company's CAMS clients were former RCR clients. The Company believes that demand for its CAMS will increase as a result of (a) the trend by many hospitals and providers of information services to the health care industry to outsource various administrative, data processing, and patient accounting functions and (b) the increased data processing requirements caused by the continuing growth in outpatient services as an alternative to inpatient treatment. The Company encourages the conversion of RCR clients to CAMS engagements as a logical product evolution at a client facility. The Company currently provides CAMS in four states.

   CAMS contracts generally have a duration of three to five years. The fee structure for CAMS varies by the type of patient service involved and the location of the client, with typical contingent fees ranging from 0.4% to 12.5% of the client's total inpatient revenue and from 4.0% to 12.5% of the client's total outpatient revenue. The differences in inpatient and outpatient fees are attributable principally to the higher volume and smaller per claim amounts for outpatient claims. In certain cases, the Company's fees are subject to annual limitations, regardless of the amount of revenue generated on behalf of the client. The majority of CAMS contracts that are currently subject to fee limitations provide for a higher level of revenue during the first 24 months of the contracts to compensate the Company for its start-up costs. The Company generally recognizes CAMS revenue monthly, based on the revenue generated on behalf of its client. Revenue derived from CAMS contracts with fee ceilings is recognized ratably over the limitation period.


THIRD-PARTY LIABILITY RECOVERY ("TPLR")(SM)

   The Medicaid program, which was established in 1965, exists as the payor of last resort for health care services required by financially and medically needy individuals. The Medicaid program is administered by the individual states, with joint federal and state funding of costs. In 1985, the federal government, recognizing that state Medicaid agencies were improperly paying substantial amounts for health care claims for individuals having some other form of third-party health care insurance, enacted regulations requiring states to take active measures to pursue the third parties. In 1985, HMSY began to offer TPLR services, principally to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims.

   TPLR processing is performed according to the requirements of each individual client. In providing these services, the Company uses proprietary information management and analysis methodologies that are similar to those used in providing RCR services, although TPLR services require the creation of independent databases of far greater magnitude than is required for RCR clients.

   TPLR contracts generally have one to three year terms and provide for contingent fees that typically range from 7% to 20% of the amounts recovered for the client. The Company recognizes revenue at the time a recovery to be submitted on behalf of the client third-party payor or its intermediary is approved by the client for purposes of initiating the recovery process. TPLR revenues are subject to annual fluctuations similar to those experienced with RCR services.

   The Company has begun the application of its proprietary information management and analysis methodologies, similar to those used for providing RCR and TPLR services, to offer services known as Employer Retroactive Claims Recovery ("ERCR")sm services to self-insured employers. ERCR contracts generally have one to three year terms and provide for contingent fees that typically range from 10% to 30% of the amounts recovered for the client. The Company recognizes revenue at the time a billing is submitted on behalf of the client to a third-party payor or administrator. ERCR revenue is subject to annual fluctuations similar to those experienced with RCR and TPLR services. The Company currently has six ERCR engagements in three states.

   In April 1996, the Company acquired CDR Associates, Inc. ("CDR") to augment the Company's TPLR services. CDR is a provider of hospital-based claim audits on behalf of payors for the purpose of recovery. CDR's principal client base is comprised of Blue Cross and Blue Shield carriers and their related managed care organizations. In addition, CDR clients include several commercial carriers and HMOs.

   The Company currently has TPLR engagements, inclusive of ERCR and CDR, in 22 states and the District of Columbia.

MANAGED CARE SUPPORT ("MCS")

   MCS services are provided by Health Care microsystems, Inc. ("HCm"), which merged with HMSY in February 1995. MCS consists of microcomputer based decision support applications and related consulting services, which assist health care providers in assembling, analyzing, and evaluating information in order to provide cost-effective, high quality services. Unlike the Company's other services, MCS clients retain the Company on a fee for service basis.

   HCm is a leading provider of decision support systems and applications for microcomputer-based platforms. HCm's current service offerings cover a broad range of financial, clinical, and operational disciplines. These include application modules for: physician profiling, budgeting and financial modeling, clinical case management, cost accounting, productivity management, patient demographics, and contract management. HCm also offers cost management and general management consulting services, as well as systems integration services aimed at facilitating the integration of clinical, business, and strategic decision-making.

   The Company recognizes revenue from consulting services as the services are provided. Revenue from software products sold to customers under license agreements is deferred and recognized as revenue upon software installation and satisfaction of significant Company obligations, if any. Revenue from ongoing maintenance agreements is deferred and recognized as revenue on a straight-line basis over the periods of the respective maintenance agreements.

   HCm has over 400 clients, which include hospitals, clinic facilities, and physician groups located in 44 states and the District of Columbia.


ELECTRONIC DATA INTERCHANGE ("EDI")

   Through its RCR, CAMS, and TPLR offerings, the Company has developed the capability to submit health care reimbursement data to and receive remittance data electronically from a diverse array of third-party payors. To further this capability and to expand its presence in this separate service sector, HMSY acquired Quality Medi-Cal Adjudication, Incorporated ("QMA") in February 1990. QMA, based in Sacramento, California, provides approximately 148 hospitals and health care providers, principally in California with additional clients in Nevada and New York, with electronic billing and follow-up services for claims submitted to Medi-Cal (the California Medicaid program) and various commercial insurance carriers. The Company also provides EDI services to clients through its Accelerated Claims Processing, Inc. ("ACPI") subsidiary. ACPI provides EDI services to clients in the Illinois, New York, and Pennsylvania markets.

   Since the acquisition of QMA, the Company has been involved in a significant transfer of its proprietary technology and expertise to the EDI platform of QMA. As a result, QMA's EDI platform has been converted to encompass the range of functionality required for an all-payor system. Conversion of the platform to facilitate distribution and support in major industrial states outside California has been accomplished and its enhancement continues.

   QMA's electronic data interchange services are offered in conjunction with varying levels of follow-up services under contracts that typically span three years. Fees for routine electronic billing submissions are established on a per claim basis and vary depending on the level of follow-up service provided. QMA also offers billing services at fixed monthly fees regardless of volume to approximately 40% of its clients. Revenue is recognized at the time billings are submitted to third-party payors or their intermediaries. For providing follow-up services relative to certain claims, QMA is entitled to a contingent fee equal to a percentage of the amount recovered for the hospital. By application of the Company's RCR technology, QMA has been able to secure additional revenue pursuant to these contingent fee provisions.

                        MARKET FOR THE COMPANY'S SERVICES

   Although the Company's services involve various proprietary aspects, its business is highly competitive. Several companies, some of which may be larger and have greater financial resources than the Company, compete with the Company in providing one or more aspects of the Company's services. The Company may also encounter increased competition from companies attempting to expand the scope of their services in, or to enter, the health care information management services industry.


PROPRIETARY SERVICES

   The principal market for the Company's RCR services and CAMS consists of the approximately 600 largest acute care hospitals in the United States having 300 or more beds or more than 100,000 outpatient (including emergency room) visits per year. The Company's hospital clients are almost exclusively large urban public and voluntary (not-for-profit) hospitals and other health care providers, primarily due to (i) the severe financial constraints facing such institutions,
(ii) the significant commitment of such institutions to providing emergency and other non-elective services, and (iii) the resulting complexities of securing complete and accurate reimbursement data with respect to such services. Proprietary hospitals, which tend to be smaller institutions, derive a greater proportion of their revenue from elective procedures, making the problems of patient data collection and management less onerous. Although the number of large acute care hospitals has not changed significantly in recent years, the intensity of their use of information systems technology has increased rapidly, primarily as a result of demands for information made by third-party payors and government regulators, as well as by the need to control costs and better manage hospital resources. This trend has led many hospitals to install sophisticated patient registration, charge capture, and patient accounting systems. Rather than discouraging the use of RCR services, the Company believes that these new systems have aided the expansion of such services, as the RCR services and CAMS operate most effectively when they can draw upon more comprehensive service and patient data already gathered by a hospital's data collection systems.

   As of October 31, 1996, the Company believes that institutions comprising approximately 25% of the potential market are currently RCR clients of the Company. The Company believes that no other organization provides an offering directly competitive with its RCR services. The Company's belief is supported by
(i) the frequent instances in which the Company has been the recipient of "sole-source" contract awards from government entities routinely requiring competitive bidding unless uniqueness can be conclusively established and (ii) the frequency with which a competitive bidding situation, when otherwise required, has resulted in the Company's being adjudged by the governmental entity the only responsive bidder. In general, RCR services compete on the basis of the Company's special revenue enhancement expertise, its contingent fee pricing, and the uniqueness of its approach to interacting with a hospital's patient accounting and other information systems.

   The Company also anticipates that it may offer CAMS to businesses providing financial, administrative, and information management outsourcing services to the health care industry. In providing these services, the Company indirectly competes with several large national and regional consulting and systems integration firms and with numerous small local firms that deliver some form of billing services to hospitals.

   The market for the Company's TPLR services consists of the Medicaid and related entitlement program administrative agencies of the 50 states and the District of Columbia, plus a number of federal agencies, including HCFA, the Veterans' Administration, the Department of Defense, and the Department of Housing and Urban Development. The Company believes that its technology is useful in improving coordination of benefits activities of various third-party administrators, corporate purchasers of benefits, Blue Cross entities, and other commercial health insurance carriers, and a number of initiatives are under way. In addition, the use of TPLR technology in the form of the ERCR product offering has proven to be applicable to the analysis of claims paid by large self-pay employers. The Company competes for TPLR contracts with the consulting divisions of certain national public accounting firms, as well as with several large data processing service companies, on the basis of its revenue enhancement and third-party billing expertise and its extensive Medicaid, Medicare, and other reimbursement program experience.

MANAGED CARE SUPPORT

   Recent changes in the health care marketplace have intensified the information demands at all levels in provider organizations, whether hospitals or integrated delivery systems. Competition for covered lives under various managed care paradigms is forcing providers to deliver health care as efficiently and cost-effectively as possible without compromising quality. The focus of health care information technology is changing from collecting departmental financial data (with a focus on billing and charge capture) to gathering and aggregating enterprise-wide information with an emphasis on clinical operations, cost-identification, cost-reduction, and complex coordination of benefits data. Two requirements emerge from these trends: (i) future information management requirements must be tailored for complex, diverse, integrated delivery systems spanning hospital divisions, managed care business lines, physician group practices, and ancillary services; and (ii) information systems and services must help providers function in a capitated payment environment.

   HCm's current client base includes over 400 hospitals in the United States. These hospitals range in size from 50 to 1,100 beds, and include many of the most progressive health systems in the United States, as well as some of the largest multi-site hospital chains. The growth of managed care and integrated health care networks is significantly increasing the demand for decision support information systems ("DSS"). In the new health care environment, it is believed that DSS are the linchpin for integrating, analyzing, and understanding key clinical, financial, and administrative data derived from an institution's transaction-based, health care information systems. As such, DSS are increasingly being relied upon to guide the management practices of providers (in areas ranging from managed care contracting to physician profiling) to ensure the success and validity of their organizations. As a recognized leader in the field of DSS, with experience working in partnerships with complex health care delivery systems, HCm is well positioned to expand its service offering penetration relative to the 6,000 acute care providers nationwide, along with newly emergent health care entities. The Company competes for MCS contracts with hospital computer systems vendors (such as HBO and Company and Shared Medical Systems Corporation) and decision support vendors (such as Transition Systems Inc. and Medicus Corporation) on the basis of its advanced microcomputer software applications.


ELECTRONIC DATA INTERCHANGE

   The principal market for QMA's EDI services includes over 400 acute care hospitals in California. In addition, QMA's all-payor billing workstation, which permits a hospital's billing office to bill multiple third-party payors electronically using a single microcomputer workstation, may prove attractive to acute care hospitals in other states on a stand-alone basis or in conjunction with the Company's enhanced platform configuration under continuing development. The stand-alone EDI business is a highly competitive and highly fragmented industry niche throughout the country. On a national basis, several larger entities are consolidating many local EDI companies. EDI services provided by QMA in California compete with Blue Cross and a number of small, primarily local companies offering Medi-Cal, Medicare, and commercial insurance billing services, as well as with the hospitals' own billing units.


SIGNIFICANT CONTRACTS

   The Company's largest client is a group of health care facilities under the governance of Los Angeles County for which the Company provides CAMS and RCR services. During the fiscal years ended October 31, 1996, 1995, and 1994, this group accounted for 12%, 15%, and 17% of the Company's revenue, respectively. The group of health care institutions operating under the aegis of The City of New York was the Company's second largest client in 1996 and 1995, and the Company's third largest client in 1994, accounting for 8%, 11%, and 6% of the Company's total revenue in 1996, 1995, and 1994, respectively. The Company's contract with this client expired on September 30, 1996. The Company continues to process claims for this client under an interim arrangement, while a new contract has been bid and is being negotiated. While the Company is optimistic that negotiations will be successful, there can be no assurance that a new contract will be consummated; loss of this client could have a material adverse effect on the Company. The Company's ten largest clients accounted for approximately 54% of the Company's revenue in fiscal year 1996.

   HHL Financial Services, Inc. ("HHL") has been a significant client of the Company since 1994, accounting for 5%, 10%, and 13% of the Company's total revenue in fiscal years 1996, 1995, and 1994, respectively. HHL went into default of its contractual obligations to the Company during the course of 1996. As a result, the Company took an after tax charge against earnings of $5,838,000 in fiscal year 1996. See Relationship with HHL Financial Services, Inc.

                                BUSINESS STRATEGY

   This section of Form 10-K contains forward-looking statements involving various risks that may cause actual results to differ materially. These risks include but are not limited to the ability of HMSY to grow internally or by acquisition and to integrate acquired businesses into the HMSY group of companies, changing conditions in the health care industry which could simplify the reimbursement process and adversely affect HMSY's business, government regulatory and political pressures which could reduce the rate of growth of health care expenditures, competitive actions by other companies, and other risks referred to in HMSY's registration statements and periodic reports filed with the Securities and Exchange Commission.

   The expertise developed by the Company over the last 23 years in the health care reimbursement arena provides a solid foundation for the expansion of the Company's services to non-governmental payors (commercial insurance carriers and large self-insured corporations) and other companies servicing the health care industry (accounts receivable management companies and third-party claims administrators). The Company intends to expand its client base by continuing to offer technologically innovative, cost-effective services that increase the ability of health care providers to receive reimbursement for health care services for which they are eligible but are otherwise unable to collect. The Company's strategy seeks to exploit its data processing skills and knowledge of the health care reimbursement process in providing value-added services to hospitals and third-party payors and their intermediaries. The Company also intends to take advantage of the current trend among many hospitals to "outsource" data processing and patient accounting functions, as well as the recent growth in the volume of outpatient services as an alternative to inpatient treatment.


NEW SERVICES

   In response to the varying needs of individual clients, the Company historically has devoted significant resources to expanding the range of its services and will continue to do so. As a result of these efforts, the Company intends to develop new services that will benefit existing as well as future hospital, large self-insured corporate, other health care provider, and government agency clients in managing the reimbursement process. These new services are expected to include the utilization of the QMA EDI platform in claiming jurisdictions outside the State of California.


ACQUISITIONS

   The Company's strategy includes the expansion of its business through selective acquisitions. The Company may acquire companies that supply health care providers with automated billing, electronic media claiming, accounts receivable management, and health care utilization management information services if the services or operations of such companies would benefit from access to the Company's proprietary computer technology or software applications. The Company believes that many such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources. The Company also believes that consolidation will continue to occur within the health care information services industry.


CDR ASSOCIATES, INC.

   On April 29, 1996, the Company acquired all the outstanding capital stock of CDR in a merger transaction ("CDR Merger") in exchange for 460,000 shares of the Company's stock. CDR is a supplier of third-party liability recovery services to the health care industry. The CDR Merger was treated as a tax-free reorganization for federal income tax purposes, and was accounted for using the pooling of interests method of accounting.

QUALITY STANDARDS IN MEDICINE, INC.

     On November 25, 1996, the Company consummated a merger (the "QSM merger") with Quality Standards in Medicine, Inc. ("QSM"). Founded in 1986, QSM furnishes clinical quality management and improvement systems to hospital providers in 13 states and the District of Columbia and the United Kingdom. The Company issued 260,000 shares of common stock in the QSM Merger, which is being treated as a tax-free reorganization for federal income tax purposes and will be accounted for utilizing the pooling of interests method of accounting.

   QSM had calendar year 1995 revenue of $840,000, and will be operationally joined with HCm, the Company's decision support systems subsidiary.


                                CORPORATE HISTORY

   The Company was founded in 1974 and completed an initial public offering in December 1992. During its first decade, the Company's efforts were directed to providing RCR services to hospitals principally located in the greater metropolitan New York City market place. In the early 1980's, the Company introduced RCR services to hospitals on a national basis. TPLR services were introduced in 1985, and the hospital-based CAMS services began in 1986. In 1990, the Company expanded its EDI capabilities with the acquisition of QMA; the provision of MCS services began with the Company's acquisition of HCm in 1995. During 1995, the Company entered into an agreement with Welsh, Carson, Anderson and Stowe VI, L.P. ("WCAS VI"), a Delaware limited partnership affiliated with the investment firm of Welsh, Carson, Anderson and Stowe ("WCAS"), affiliates of WCAS, and certain of their respective executive officers and partners to form Health Information Systems Corporation ("HISCo") for the purpose of investing in health care information management companies that require significant additional investment and maturation. That same year HISCo completed its initial acquisition when it purchased Health Systems Architects, Inc. from Policy Management Systems Corporation. In 1996 the Company expanded its TPLR offerings with the acquisition of CDR and subsequent to its fiscal year end augmented its MCS services with the acquisition of QSM.


RELATIONSHIP WITH HHL FINANCIAL SERVICES, INC.

   HHL has been a significant client of the Company since 1994, accounting for 5%, 10%, and 13% of the Company's total revenues during the fiscal years ended October 31, 1996, 1995, and 1994, respectively. During 1996, the Company recorded a one-time charge occasioned by HHL's default on its obligations under a data processing agreement with the Company. The one-time charge consisted of:
(i) a reversal of revenue of $2,180,000, (ii) estimated net costs relating to the Company's continued contractual obligation with HHL of $3,823,000, (iii) a write-off of prior period accounts receivable of $2,881,000, and (iv) a write-off of its investment in HHL of $927,000. The after-tax impact of the one-time charge was a $5,838,000 reduction to net income.

   On October 21, 1996, the Company and HHL entered into an agreement which set forth interim terms for the Company to continue to provide data processing services to HHL in exchange for payment in advance. On October 29, 1996, the Company entered into an agreement with HHL and HHL's primary creditor providing for mutual general releases and the cessation of all claims. The Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000 resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses. In addition, the Company has agreed to provide for a period of up to 18 months a reduced level of service to HHL in exchange for payment in advance. During the 18 month period, HHL has the right to lower the level of service requested and therefore the amount paid in advance and/or cancel the service completely on 30 days prior written notice.

RELATIONSHIP WITH HEALTH INFORMATION SYSTEMS CORPORATION

   As of October 31, 1996 and 1995, the Company had a $6,824,000 and $6,746,000
equity investment, respectively, which represented approximately a 43% ownership interest, in HISCo, a privately owned Delaware corporation. The investment in HISCo has been accounted for using the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of net income or loss of HISCo.

   HISCo was organized during 1995 by the Company, together with WCAS VI, and certain of their respective executive officers and partners, to acquire interests in health information systems and service companies which do not satisfy the criteria for acquisitions made directly by the Company.

   The Company and HISCo entered into an agreement, dated as of October 31, 1995 (the "HISCo Agreement"), pursuant to which the Company provides HISCo with certain services ("Basic Services"), including executive, acquisition support, and corporate support services. For these Basic Services, the Company is entitled to receive a fee, payable monthly, calculated at the Company's then current standard hourly rates established for internal allocations plus 20%. The Company, in addition, may provide to subsidiaries ("Subsidiaries") of HISCo, and such Subsidiaries may provide to the Company, additional services on such terms as the parties may mutually agree. The HISCo Agreement also allows HISCo or any of its Subsidiaries to provide services to the Company pursuant to separate work orders to which the parties mutually agree. The term of the HISCo Agreement continues until the later of (i) June 30, 2000 or (ii) the expiration of any outstanding work order related to additional services. The Company believes that the terms of the HISCo Agreement are fair and reasonable and are no less favorable to the Company than those that could have been obtained with respect to comparable engagements with independent third parties. In fiscal years 1996 and 1995, the Company received approximately $161,000 and $545,000, respectively, in fees from HISCo for services provided pursuant to the HISCo Agreement. In fiscal year 1996, HISCo received approximately $569,000 in fees for software development services provided to the Company pursuant to the HISCo Agreement. These software development fees were expensed by the Company.


                                    EMPLOYEES

   The Company believes that a key to its success will be the ability to maintain and enhance the skill and experience level of management. To this end, the Company offers competitive salaries and an annual bonus program in which substantially all employees participate, a stock option program in which 379 or 50% of employees currently participate, and an employee stock purchase plan in which 552 or 73% of employees currently participate. As of October 31, 1996, the Company had 754 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union.

   The Company continues to be led by two of its founders, Paul J. Kerz, Chairman, President and, Chief Executive Officer, and Laurence B. Simon, Senior Vice President for Product Development. Since its founding in 1974, the Company has continually sought to recruit executives with extensive experience in financial controls, systems development, information processing, health care information management, and project management.


                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   Specific financial information with respect to the Company's industry segments is provided in Note 13, Business Segment Information, in the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 2. PROPERTIES

   The Company's executive offices and data processing center occupy 146,000 square feet of space in New York City leased through 2006. An additional 9,400 square feet of space is leased for offices in Washington, D.C.; Boston, Massachusetts; Chicago, Illinois; and Los Angeles and San Francisco, California. QMA leases 30,000 square feet of space in Sacramento, California. HCm leases 68,900 square feet of space in Torrance and El Segundo, California; Nashville, Tennessee; Waltham, Massachusetts; Rolling Meadow, Illinois; Tempe, Arizona; North Palm Beach, Florida; and Seattle, Washington. CDR leases 3,100 square feet of space in Timonium, Maryland.

   The Company operates state-of-the-art CMOS processors leased from IBM to facilitate product development and production processes, associated peripheral devices from Hitachi and EMC, communications devices, a large number of microcomputers, and extensive local and wide area networks.

   The Company's data processing operations afford both batch processing and national on-line network capabilities and are controlled by multiple levels of physical and software security. Each of the Company's systems is backed up on a nightly basis. Copies of the Company's operating systems, key applications software, and critical client data are maintained offsite to ensure continuity of business. Purchase and maintenance agreements with vendors provide for backup support in case of computer systems failure. The Company has no reliance on proprietary hardware or software systems to execute its business.


ITEM 3. LEGAL PROCEEDINGS

   No material legal proceedings are pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Company's common stock is included in the Nasdaq National Market System (symbol: HMSY). As of the close of business on January 15, 1997, there were approximately 16,500 holders of the Company's common stock, including the individual participants in security position listings. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company's present intention is to retain earnings to support the future growth of its business. The Company's credit agreement with its bank contains limitations on the Company's ability to pay cash dividends.

   The table below summarizes the high and low closing prices per share for the Company's common stock for the fiscal year periods indicated, as reported on the Nasdaq National Market System.


                               First        Second      Third         Fourth
                              Quarter       Quarter     Quarter       Quarter
                              -------       -------     -------       -------
      1996:
       Market Price:
         High ......        $   26.83        31.75        37.00        31.75
         Low .......            21.33        24.50        25.50        22.25

       1995:
       Market Price:
         High ......        $   15.33        17.17        22.83        23.67
         Low .......            11.11        12.55        14.09        17.17


ITEM 6. SELECTED FINANCIAL DATA

   The information required by Item 6 is found on pages F-6 to F-7 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by Item 7 is found on pages F-1 to F-5 of this report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by Item 8 is found on pages F-8 to F-27 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1996, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1996, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1996, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1996, and is hereby incorporated herein by reference to such Proxy Statement.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   A. Financial Statements - See Index to Consolidated Financial Information on Page 19.

   B. Schedule

      Schedule II - Valuation and Qualifying Accounts

   C. Reports on Form 8-K

      Current Report on Form 8-K, dated September 3, 1996 - Item 5, Other Matters; Item 7, Financial Statements and Exhibits.

   D. Exhibits

Exhibit
Number
------

  2.1       Agreement and Plan of Merger dated as of January 18, 1995 among
            Health Management Systems, Inc., HCm Acquisition Corp., and all the shareholders of Health Care microsystems, Inc., as amended
            (Incorporated by reference to Exhibit 10.18 to the Company's Annual
            Report on Form 10-K for the year ended October 31, 1994 and to
            Exhibit 10.2 to the Company's Registration Statement on Form S-3, file no. 33-91518)

  2.2       Agreement and Plan of Merger, dated as of April 29, 1996 among
            Health Management Systems, Inc., CDR Acquisition Corp., CDR
            Associates, Inc., and all the shareholders of CDR Associates, Inc.
            (Incorporated by reference to Exhibit 10.1 to the Company's Current
            Report on Form 8-K dated April 29, 1996)

* 2.2(i)    First Amendment to Agreement and Plan of Merger, dated as of April
            29, 1996, among Health Management Systems, Inc., CDR Acquisition
            Corp., CDR Associates, Inc., and all the shareholders of CDR
            Associates, Inc.

  2.3 Agreement and Plan of Merger, dated as of September 3, 1996, by and among Health Management Systems, Inc., QSM Acquisition Corporation and Quality Standards in Medicine, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4,
            File No. 333-13513 (the S-4))

  2.3(i)    Amendment to Agreement and Plan of Merger, dated as of November 20,
            1996, by and among Health Management Systems, Inc., QSM Acquisition
            Corporation, and Quality Standards in Medicine, Inc. (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the S-4)

  2.4       Form of Escrow Agreement by and among Health Management Systems,
            Inc., Quality Standards in Medicine, Inc., Coleman & Rhine LLP,
            Rodrigo Rocha, William B. Munier and Peter B. Stovell (Incorporated by reference to Exhibit 2.2 to the S-4)

  3.1       Amended and Restated Certificate of Incorporation of Health
            Management Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 (Amendment No. 1) to the Company's Registration
            Statement on Form S-1, File No. 33-4644 (the Registration
            Statement))

  3.2 By-Laws of Health Management Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1)

  10.1(i)   Contract, dated January 28, 1980, as amended, between Health
            Management Systems, Inc. and New York City Health and Hospitals
            Corporation (Incorporated by reference to Exhibit 10.1(i) to the Registration Statement)

  10.1(ii)  Contract dated September 8, 1982, as amended, between Health
            Management Systems, Inc. and New York City Health and Hospitals
            Corporation (Incorporated by reference to Exhibit 10.1(ii) to the Registration Statement)

  10.1(iii) Contract dated October 1, 1993, between Health Management Systems,
            Inc. and New York City Health and Hospitals Corporation
            (Incorporated by reference to Exhibit 10.4 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended January 31,
            1994)

  10.2 Financial Management Services Agreement, dated August 1, 1989, between Health Management Systems, Inc. and the County of Los
            Angeles (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

  10.3(i)   Health Management Systems, Inc. Stock Option and Restricted Stock
            Purchase Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registration Statement, to Exhibit 10.3 to Amendment No. 2
            (Amendment No. 2) to the Registration Statement and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            January 31, 1994)


Exhibit
Number
------
  10.3(ii)  Health Management System, Inc. Employee Stock Purchase Plan, as
            amended (Incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended January 31, 1994 and to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended January 31, 1995)

  10.3(iii) Health Management Systems, Inc. 1995 Non-Employee Director Stock
            Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            January 31, 1995)

  10.3(iv) Health Management Systems, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.3(iv) to the Company's Annual Report on Form
            10-K for the year ended October 31, 1995)

  10.3(v)   Health Management Systems, Inc. Profit Sharing Plan, as amended
            (Incorporated by reference to Exhibit 10.3(v) to the Company's
            Annual Report on Form 10-K for the year ended October 31, 1995)

  10.4      Interim Operating Agreement, dated April 12, 1991, among Health
            Management Systems, Inc., HHL Financial Services, Inc., and Welsh,
            Carson, Anderson and Stowe V, L.P. (Incorporated by reference to
            Exhibit 10.8 to the Registration Statement)

  10.5(i)   Management and Data Processing Services Agreement, effective as of
            January 31, 1992, between HHL Financial Services, Inc. and Health
            Management Systems, Inc. (Incorporated by reference to Exhibit 10.9 to the Registration Statement)

  10.5(ii)  Amendment No. 1 among HHL Financial Services, Inc., Professional
            Data Services, Inc., and Health Management Systems, Inc. to
            Management and Data Processing Agreement (Incorporated by reference to Exhibit 10.9(ii) to the Company's Annual Report for the year ended October 31, 1993)

  10.6      Termination Agreement, dated as of January 31, 1992, among HHL
            Financial Services, Inc., Health Management Systems, Inc., and the other parties named therein (Incorporated by reference to Exhibit
            10.10 to the Registration Statement)

  10.7(i) Credit Agreement and Guaranty among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., and Quality
            Medi-Cal Adjudication, Incorporated, as Guarantors and The Chase
            Manhattan Bank, N.A., as Bank, dated April 26, 1993, as amended
            (Incorporated by reference to Exhibit 10.12 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended April 30, 1993 and to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

  10.7(ii)  Second Amendment to Credit Agreement and Guaranty, dated as of March
            30, 1995 among Health Management Systems, Inc., Accelerated Claims
            Processing, Inc., and Quality Medi-Cal Adjudication, Incorporated and The Chase Manhattan Bank, N.A. (Incorporated by reference to
            Exhibit 10.12(iii) to the Company's Annual Report on Form 10-K for the year ended October 31, 1995)

  10.7(iii) Credit Agreement and Guaranty Among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., Quality Medi-Cal
            Adjudication, Incorporated, Health Care microsystems, Inc., and CDR
            Associates, Inc., as Guarantors, and The Chase Manhattan Bank, as
            Bank (Incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 31, 1996)

  10.7(iv)  First Amendment to Credit Agreement and Guaranty and Waiver
            (Incorporated by reference to Exhibit 10.1(i) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 31, 1996)

Exhibit
Number
------
  10.8      Leases, dated February 1, 1980, September 24, 1981, September 24,
            1982, and January 6, 1986, as amended, between 401 Park Avenue South
            Associates and Health Management Systems, Inc. (Incorporated by
            reference to Exhibit 10.13 to the Registration Statement and to
            Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended January 31, 1994)

  10.8(i)   Lease, dated as of March 15, 1996, by and between 387 PAS
            Enterprises, as Landlord, and Health Management Systems, Inc., as
            Tenant (Incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 31, 1996)

  10.9      Lease, dated March 20, 1990, between Quality Medi-Cal Adjudication,
            Incorporated and Kilgore Business Park (Incorporated by reference to
            Exhibit 10.14 to the Registration Statement)

  10.10     Master Lease Agreement, effective as of December 1, 1991, between
            Hitachi Data Systems Credit Corporation and Health Management
            Systems, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement)

  10.11(i)  Subscription Agreement, dated as of October 31, 1995, among Health
            Information Systems Corporation ("HISCo") and the Several Persons
            Named in Schedule I thereto (Incorporated by reference to Exhibit
            10.19 (i) to the Company's Annual Report on Form 10-K for the year ending October 31, 1995)

  10.11(ii) Registration Rights Agreement, dated as of October 31, 1995, among
            HISCo and the Several Persons Named in Annex I thereto (Incorporated by reference to Exhibit 10.19 (ii) to the Company's Annual Report on Form 10-K for the year ending October 31, 1995).

 10.11(iii) Asset Purchase Agreement, dated as of June 30, 1995, between HISCo and Policy Management Systems Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated
            June 19, 1995) (Incorporated by reference to Exhibit 10.19(iii) to the Company's Annual Report on Form 10-K for the year ending October
            31, 1995)

  10.11(iv) Services Agreement, dated as of October 31, 1995, between HISCo and
            Health Management Systems, Inc. (Incorporated by reference to
            Exhibit 10.19(iv) to the Company's Annual Report on Form 10-K for the year ending October 31, 1995)

* 10.12 Agreement and Release of Claims dated as of October 29, 1996, by and among HHL Financial Services, Inc., Health Management Systems Inc.
            and the First National Bank of Chicago

* 10.13     Lease, dated September 1996, by and between Pacific Corporate Towers
            LLC, Health Management Systems, Inc., and Health Care microsystems,
            Inc.

* 11.0      Computation of Earnings per Share

* 21.1      List of subsidiaries of Health Management Systems, Inc.

* 24.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants

* 24.2      Consent of Ernst & Young LLP, independent certified public accountants

* 24.3 Report of independent certified public accountants on the financial statements of Health Information Systems Corporation as of and for the period ended October 31, 1996

* 24.4 Consent of Coopers & Lybrand LLP, independent certified public accountants

  24.5 Report of independent certified public accountants on the financial statements of Health Care microsystems, Inc. as of December 31, 1994 and 1993 and for the years then ended (Incorporated by reference to Exhibit 24.5 of the Company's Annual Report on Form 10-k for the year ended October 31, 1995)

* 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only

*           Filed herewith

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEALTH MANAGEMENT SYSTEMS, INC.
                                         --------------------------------------
                                         (REGISTRANT)


                                         BY:  /S/   PAUL J. KERZ
                                         --------------------------------------
                                         President and Chief Executive Officer

                                         --------------------------------------
                                                           January  22, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                     Title                      Date

/s/ PAUL J. KERZ               Chairman, President and       January  22, 1997
---------------------------    Chief Executive Officer,
Paul J. Kerz                   and Director


/s/ PHILLIP SIEGEL             Vice President and            January  22, 1997
---------------------------    Chief Financial Officer
Phillip Siegel

/S/ ROBERT V. NAGELHOUT        Chairman and Chief            January  22, 1997
---------------------------    Executive Officer of HCm
Robert V. Nagelhout            and Director


/S/ DONALD J. STAFFA           Senior Vice President and     January  22, 1997
---------------------------    Director
Donald J. Staffa

/S/ RUSSELL L. CARSON          Director                      January  22, 1997
---------------------------
Russell L. Carson

/S/ WILLIAM W. NEAL            Director                      January  22, 1997
---------------------------
William W. Neal

/S/ GALEN D. POWERS            Director                      January  22, 1997
---------------------------
Galen D. Powers

/S/ RICHARD H. STOWE           Director                      January  22, 1997
---------------------------
Richard H. Stowe

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                      PAGE
CONTENTS                                                                             NUMBER
--------                                                                             ------
Management's Discussion and Analysis of Results of Operations and Financial
Condition .......................................................................     F-1

Selected Consolidated Financial Data ............................................     F-6

Report of Independent Certified Public Accountants ..............................     F-8

Consolidated Statements of Operations for the Years Ended October 31, 1996, 1995,
and 1994 ........................................................................     F-9

Consolidated Balance Sheets as of October 31, 1996 and 1995 .....................     F-10

Consolidated Statements of Shareholders' Equity for the Years Ended
  October 31, 1996, 1995, and 1994 ..............................................     F-11

Consolidated Statements of Cash Flows for the Years Ended October 31, 1996,
1995, and 1994 F-12

Notes to Consolidated Financial Statements ......................................     F-13


SCHEDULE:

Schedule II - Valuation and Qualifying Accounts .................................     F-27

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

   Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements"on page 1 for additional factors relating to such statements.

                              RESULTS OF OPERATIONS

   The table below summarizes the Company's results of operations and the percentage of total revenue of selected line items for the last three fiscal years.


Years Ended October 31, ($ In Thousands)          1996                         1995                        1994
--------------------------------------------------------------------------------------------------------------------
                                         Amount             %          Amount            %          Amount        %
                                         ---------------------         --------------------         ----------------
Revenue:
 Proprietary Services:

      RCR                              $  28,212            28%      $ 22,961            26%      $ 18,890        26%
      CAMS                                18,505            18%        23,945            27%        21,941        30%
      TPLR                                26,407            26%        19,479            21%        11,816        16%
                                         -------           ---         ------           ---         ------       ---
                                          73,124            73%        66,385            74%        52,647        72%
 MCS                                      18,853            19%        15,120            17%        12,500        17%
 EDI                                       8,692             9%         8,222             9%         8,029        11%
                                         -------           ---         ------           ---         ------       ---
                                         100,669           100%        89,727           100%        73,176       100%
Cost of services:
 Compensation                             48,564            48%        43,373            48%        35,355        48%
 Data processing                          10,257            10%         8,144             9%         6,872        10%
 Occupancy                                 7,840             8%         6,529             7%         5,920         8%
 Other                                    19,660            20%        13,581            15%        11,167        15%
                                         -------           ---         ------           ---         ------       ---
                                          86,321            86%        71,627            80%        59,314        81%
  Operating margin before
   amortization of intangibles            14,348            14%        18,100            20%        13,862        19%
   Amortization of intangibles               204            --            243            --            190        --
                                         -------           ---         ------           ---         ------       ---
    Operating income                      14,144            14%        17,857            20%        13,672        19%
Net interest and net other income            987             1%           942             1%           464        --
Loss on investment                          (927)           (1)%           --            --             --        --
Merger related costs                        (494)           --         (1,045)           (1)%          (59)       --
Equity in earnings of affiliate               50            --             --            --             --        --
                                         -------           ---         ------           ---         ------       ---
  Income before income tax expense        13,760            14%        17,754            20%        14,077        19%
Income tax expense                        (5,574)           (6)%       (8,152)           (9)        (6,353)       (8)%
                                         -------           ---         ------           ---         ------       ---
 Net income                            $   8,186             8%      $  9,602            11%      $  7,724        11%
                                         -------           ---         ------           ---         ------       ---

OVERVIEW

   The Company has delivered RCR services since 1974 and began to deliver its TPLR and CAMS offerings in 1985 and 1986, respectively. Together, RCR, TPLR, and CAMS are considered the Company's Proprietary Services. The Company augmented its TPLR product line by merging with CDR in April 1996. CDR provides third-party liability recovery services to the health care industry. The next most significant segment of the Company's business is proprietary analytics or MCS. The Company entered the MCS segment in February 1995 when the Company merged with HCm, which provides microcomputer-based decision support software and services to the health care industry. The remaining segment of the Company's business is currently comprised of EDI services. The Company entered the EDI market in 1990 when the Company acquired QMA, which provides EDI services, principally in California. The HCm and CDR mergers were accounted for using the pooling of interests method of accounting, and the QMA acquisition was accounted for using the purchase method of accounting.

   Since 1994, the Company has achieved a compound annual revenue growth rate of 17% with over 90% of Core Proprietary Revenue in each of the years secured from entities which had become clients of the Company in prior years. During this two-year period, TPLR has expanded vigorously, with a compound annual growth rate of 50%, and RCR has consistently shown strong growth with a compound annual growth rate since 1994 of 22%. One of the Company's strategies is to convert existing RCR clients to the more comprehensive and stable CAMS offering; this strategy should result in expanded CAMS revenue, to the detriment of RCR revenue, but with greater overall revenue to the Company. CAMS revenue has declined since 1994 primarily due to the reduction of revenue from HHL. Exclusive of HHL, CAMS revenue has grown nominally since 1994. The Company's Proprietary Revenue has grown at an annual compound rate of 18% since 1994. The Company's MCS services revenue, rendered by HCm, has grown at an annual compound rate of 23% since 1994. The EDI service line has experienced only minor growth during the period, as the Company's principal objective in this service line has been to accrete expanded functionality to the EDI platform to offset the pricing pressures of a highly competitive market.

   The Company generally achieves lower recoveries, and therefore lower revenue, for each RCR and TPLR client in billings subsequent to the first billing for such clients. In addition, submission of billings is subject to a number of circumstances beyond the Company's control, including delays in receipt of client data and changes in client requirements. Due to such characteristics, revenue for quarters in which processing for new or expanded services for RCR and TPLR clients is significant will tend to be greater than other quarters. Although the number of RCR and TPLR clients and their service requirements have increased significantly over the last several years, there can be no assurance that the Company's client base or their service requirements will increase at the same rate in the future.

   Due largely to the HHL one-time charge, the Company's operating expense structure has grown at a compound annual rate of 21% from 1994 to 1996, a rate of growth that exceeds that of revenue and is therefore reflected in the decline of the Company's operating margin rate from 19% in 1994 to 14% in 1996. Exclusive of the effect of the one-time charge associated with the HHL write-off, operating expenses have grown at a compound annual rate of 16% since 1994 and operating margin has grown to 23%. As a service business, the largest portion of the Company's costs of services is employee compensation, comprising approximately 56% of total operating costs in 1996 or 59% before the HHL one-time charge. The Company offers competitive salaries and maintains an annual bonus and stock option award program in which substantially all full-time employees are eligible to participate. Measured as a percentage of revenue, the Company has been successful at maintaining compensation costs at a self-imposed target of approximately one-half of total revenue. Other non-compensation operating expenses during this period have grown at an annual compound rate of 26% since 1994 which is a more rapid rate than the compensation component, reflecting the growth of direct project costs and the Company's expansion of its data processing infrastructure. Exclusive of the effect of the one-time charge associated with HHL, non-compensation operating expenses have grown at an annual compound rate of 23%.

   The Company's income tax dynamics have changed over the two-year period from 1994. The Company's tax position has evolved from recording an income tax expense in 1994 of $6,353,000 to $5,574,000 in 1996, representing an effective income tax rate ranging from 45% in 1994 to 41% in 1996. The somewhat lower effective tax rate in 1996 reflects the Company's acquisition of CDR, which was an S corporation for the first two quarters of 1996, and the net effect of the non-deductibility of merger related costs. Had taxes been computed assuming
CDR had been a C corporation for the first six months of 1996, the effective tax rate in 1996 would have been 2.4% higher.

YEARS ENDED OCTOBER 31, 1996 AND 1995

   Revenue for the year ended October 31, 1996 was $100,669,000, an increase of $10,942,000 or 12% over the prior year. During the year ended October 31, 1996, the Company recorded a reversal of $2,180,000 of HHL revenue. Revenue for the year ended October 31, 1996 before the reversal was $102,849,000, an increase of $13,122,000 or 15% over the prior year. Revenue from Proprietary Services after the revenue reversal increased $6,739,000 or 10%, to $73,124,000, principally due to revenue generated by the Company's RCR and TPLR engagements which increased by 23% and 36%, respectively. Revenue from MCS services was $18,853,000, an increase of $3,733,000 or 25% over the prior year. Revenue from EDI services was $8,692,000, an increase of $470,000 or 6% over the prior year.

   Cost of services for the year ended October 31, 1996 was $86,321,000, an increase of $14,694,000 or 21% over the prior year. During the year ended October 31, 1996, the Company recorded a one-time charge pertaining to its relationship with HHL, a major CAMS customer, which defaulted on its obligation under a data processing agreement with the Company. This charge increased cost of services by $6,704,000 and accounts for 9% of the increase over the prior year. The $6,704,000 charge was comprised of (i) $1,362,000 of net compensation costs, and (ii) $2,199,000 of net data processing costs, both associated with the continued servicing of the HHL data processing agreement, plus (iii) $3,143,000 of other operating costs, including $2,881,000 of bad debt expense related to HHL receivables and $262,000 of net other operating expenses associated with the continued servicing of the HHL data processing agreement.

   Compensation expense, the Company's largest component, totalled $48,564,000, an increase of $5,191,000 or 12% over the prior year. Compensation expense prior to the one-time charge of $1,362,000 was $47,202,000, an increase of $3,829,000 or 9%. Exclusive of the effect of the one-time charge, this increase reflected a 17% increase in the average number of employees in support of business growth and expansion, offset by savings related to the non-recurring fiscal year 1995 CDR S corporation distributions of $1,978,000 and salary savings associated with employee turnover.

   Data processing expense was $10,257,000, an increase of $2,113,000 or 26% over fiscal year 1995. Data processing expense prior to the one-time charge of $2,199,000 was $8,058,000, a decrease of $86,000 or 1%. Exclusive of the effect of the one-time charge, this decrease was attributable to high levels of expense in fiscal year 1995 associated with the enhancement of the Company's data processing infrastructure which were not recurring in nature.

   Occupancy expense was $7,840,000, an increase of $1,311,000 or 20% over fiscal year 1995. This increase was primarily due to the expansion of the Company's facilities, including the Company's headquarters.

   Other operating expense was $19,660,000, an increase of $6,079,000 or 45% over fiscal year 1995. Other operating expense prior to the one-time charge of $3,143,000 was $16,517,000, an increase of $2,936,000 or 22%. The Company recorded $1,604,000 in provision for non-HHL bad debts. The Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000, resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses. Exclusive of the effects of the aforementioned items, the remaining increase was principally attributable to higher levels of direct project costs, including professional fees and employee related costs.

   Operating margin before amortization of intangible assets for the year ended October 31, 1996 was $14,348,000, a decrease of $3,752,000 or 21% from the
$18,100,000 amount realized in fiscal year 1995. The Company's operating margin rate before amortization of intangible assets was 14%, compared to 20% in fiscal year 1995. Operating margin before amortization of intangibles and prior to the one-time charge and revenue reversal for HHL was $23,232,000, an increase of $5,132,000 or 28%. Exclusive of the effect of the one-time charge and revenue reversal, the operating margin rate would have been 23%, an increase of three percentage points over the 20% realized in the prior year.

   Amortization of intangible assets for the year ended October 31, 1996 was $204,000, a decrease of $39,000 or 16% from the prior year. The decrease resulted from the full amortization of one of the Company's intangible assets.

   Net interest and net other income of $987,000 in the year ended October 31, 1996 increased by $45,000 from $942,000 in fiscal year 1995; the increase was primarily due to $47,000 of loan origination fees associated with the Company's securing a new line of credit with a major money center financial institution. The Company wrote off its investment in HHL of $927,000 in 1996 as part of the one-time charge. The Company reported equity in earnings of its HISCo affiliate of $50,000 and $0 in fiscal years 1996 and 1995, respectively. Merger related costs of $494,000 were incurred in the year ended October 31, 1996 related to the Company's merger with CDR in April 1996. Merger related costs of $1,045,000 were incurred in 1995 related to the Company's merger with HCm.

   The Company's income tax expense for the year ended October 31, 1996 was $5,574,000, resulting in an effective tax rate of approximately 41%. This compares to income tax expense of $8,152,000 and an effective tax rate of approximately 46% for fiscal year 1995. The reduction in the effective tax rate results from the non-taxability of income from CDR for the first six months of the fiscal year due to its status as an S corporation, and from the decrease of non-tax deductible merger costs from the comparable prior year period. Had taxes been computed assuming CDR had been a C corporation for the first six months of 1996, the effective tax rate in 1996 would have been 2.4% higher. Income tax expense without the HHL one-time charge and revenue reversal would have been $9,547,000, an increase of $1,395,000 or 17% over fiscal year 1995.

   Net income and earnings per share for the year ended October 31, 1996 were $8,186,000 and $0.45, a 15% and 18% decrease, respectively, from net income of $9,602,000 and $0.55 in earnings per share reported in the prior year. Net income and earnings per share prior to the one-time charge, revenue reversal, and merger costs were $14,518,000 and $0.79, an increase of $3,871,000 and $0.18 over the prior year, or 36% and 30%, respectively.


YEARS ENDED OCTOBER 31, 1995 AND 1994

   Revenue for the year ended October 31, 1995 was $89,727,000, an increase of $16,551,000 or 23% over fiscal year 1994. Revenue from Proprietary Services increased $13,738,000 or 26%, to $66,385,000, reflecting strong performance in a number of RCR, TPLR, and CAMS engagements, as well as the continued extension of services to existing clients. Revenue from MCS services was $15,120,000, an increase of $2,620,000 or 21% over the prior year. Revenue from EDI services was $8,222,000, an increase of $193,000 or 2% over fiscal year 1994.

   Cost of services for the year ended October 31, 1995 was $71,627,000, an increase of $12,313,000 or 21% over fiscal year 1994, trailing the rate of revenue growth for the same period. Compensation expense of $43,373,000 increased $8,018,000 or 23% compared to fiscal year 1994. This increase reflected: (i) a 12% increase in the average number of employees, in support of business growth and expansion, (ii) a bonus accrual for the principals of CDR of approximately $1,067,000, an increase of $801,000 or over 300%; and (iii) routine salary and benefit cost increases.

   Data processing expense was $8,144,000, an increase of $1,272,000 or 19% over fiscal year 1994. This increase was attributable to costs associated with the continuing enhancement of the Company's data processing environments.

   Occupancy expense was $6,529,000, an increase of $609,000 or 10% over fiscal year 1994, related primarily to the expansion of the Company's New York City facilities begun in the first quarter of 1994.

   Other operating expense of $13,581,000 represented an increase of $2,414,000 or 22% over fiscal year 1994 and was principally attributable to higher levels of costs directly associated with professional fees and the increased number of employees over the prior year.

   Operating margin before amortization of intangibles for the year ended October 31, 1995 was $18,100,000, an increase of $4,238,000 or 31% over the
$13,862,000 amount realized in fiscal year 1994. The Company's operating margin rate was 20%, as compared to 19% in fiscal year 1994.

   Amortization of intangibles for the year ended October 31, 1995 was $243,000, an increase from $190,000 reported in the year ended October 31, 1994. This increase was primarily associated with amortization related to acquired EDI software rights.

   Net interest and net other income of $942,000 in the year ended October 31, 1995 increased by $478,000 from $464,000 in fiscal year 1994, due to the investment in higher interest yielding securities and the implementation of an enhanced cash management system. Merger related costs of $1,045,000 were incurred in the year ended October 31, 1995 related to the merger with HCm in February 1995. The Company reported no equity in earnings of affiliate during the year ended October 31, 1995 (see Note 1(g) of Notes to Consolidated Financial Statements).

   The Company's income tax expense for the year ended October 31, 1995 was $8,152,000, resulting in an effective tax rate of approximately 46%. This compares to income tax expense of $6,353,000 and an effective tax rate of approximately 45% for the prior year. The 28% increase in income tax expense in 1995 was primarily attributable to the Company's improved pre-tax profitability, which increased 26% from the comparable prior year, offset by a higher effective tax rate as a result of the non-deductibility of the costs incurred in connection with the merger with HCm.

   As a result of the Company's expanded revenue base, improved operating results, and increased interest income, net income for the year ended October 31, 1995 rose to $9,602,000, a 24% increase when compared to $7,724,000 reported in the prior year. The Company's performance translated to earnings per share for the year ended October 31, 1995 of $0.55, an increase of $0.09 or 20% from the $0.46 reported in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

   At October 31, 1996, the Company had $56,621,000 in net working capital, an increase of $14,978,000 over the level at October 31, 1995. The Company's principal sources of liquidity at October 31, 1996 consisted of cash, cash equivalents, and short-term investments aggregating $39,455,000, and net accounts receivable of $42,418,000. Accounts receivable at October 31, 1996 reflected an increase of $10,788,000 or 34% over the October 31, 1995 balance. This increase was attributable to a change in the age and composition of the Company's accounts receivable portfolio from the prior year due to the growth of receivables related to TPLR services. TPLR has a longer collection cycle than RCR and CAMS receivables which comprised a higher percentage of the prior year receivables.

   On July 15, 1996, the Company entered into a $40,000,000 unsecured revolving credit facility with a major money center financial institution. The credit facility, which was fully available as of October 31, 1996, has a term of three years, carries an unused commitment fee of 20 basis points, and bears interest at the institution's prime lending rate, or LIBOR plus 5/8%, at the Company's option.

   As part of the formation of HISCo, the Company has committed to invest up to an additional $41,000,000 in HISCo as transactions and operations of HISCo warrant such investment. The Company's ongoing HISCo funding commitment, combined with the Company's continued expansion of its business through possible future acquisitions and ventures, may require the Company to seek additional financing on relatively short notice.


INFLATION

   The Company's business is technologically and labor intensive. The relative cost of technology has not changed significantly over the last several years. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor marketplace occur. Although the moderate inflation rates of the past several years have not posed significant problems for the Company, a substantial increase in the rate of inflation could adversely affect the Company.


RECENTLY ISSUED ACCOUNTING STANDARDS

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 provides elective accounting for stock-based employee compensation arrangements using a fair value model. Companies currently accounting for such arrangements under Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," may continue to do so; however, SFAS 123 supersedes the disclosure requirements of APB 25 and is applicable to all companies with stock-based compensation arrangements. The Company proposes to adopt the disclosure provisions of SFAS 123. The disclosure provisions of the Statement are effective for the Company's fiscal year beginning November 1, 1996 with comparative information being provided for the Company's fiscal year ended October 31, 1996. The impact of the disclosure provisions of SFAS 123 is not reasonably determinable at this time.

                      SELECTED CONSOLIDATED FINANCIAL DATA


Years Ended October 31,
($ In Thousands, Except Per Common Share Data)             1996             1995            1994           1993             1992 (a)
----------------------------------------------             ----             ----            ----           ----             --------
STATEMENT OF OPERATIONS DATA:
Revenue                                                  $ 100,669          89,727          73,176          59,949          47,468
Cost of services                                            86,321          71,627          59,314          48,989          39,420
                                                         ---------          ------          ------          ------          ------
 Operating margin before amortization of intangibles        14,348          18,100          13,862          10,960           8,049
Amortization of intangibles (b)                                204             243             190             303           3,166
                                                         ---------          ------          ------          ------          ------
 Operating income                                           14,144          17,857          13,672          10,657           4,883
Net interest and net other income (expense)                    987             942             464            (114)         (2,586)
Loss on investment                                            (927)             --              --              --              --
Merger related costs                                         (494)(c)      (1,045)(d)         (59)(d)          --          (7,133)
Equity in earnings of affiliate (e)                            50              --              --              --              --
                                                         ---------          ------          ------          ------          ------
 Income (loss) before income taxes
   and extraordinary item                                   13,760          17,754          14,077          10,543          (4,837)
Income tax (expense)                                        (5,574)         (8,152)         (6,353)         (4,766)         (1,280)
                                                         ---------          ------          ------          ------          ------
 Income (loss) before extraordinary item                     8,186           9,602           7,724           5,777          (6,117)
Extraordinary loss, net of tax benefit                          --              --              --            (306)(f)          --
                                                         ---------          ------          ------          ------          ------
 Net income (loss)                                           8,186           9,602           7,724           5,471          (6,117)
                                                         ---------          ------          ------          ------          ------
Accretion of preferred stock redemption value                   --              --              --             (33)           (185)
Net income (loss) attributable to
  common shareholders                                    $   8,186           9,602           7,724           5,438          (6,302)
                                                         ---------          ------          ------          ------          ------
PER COMMON SHARE DATA:
Income (loss) before extraordinary item                  $    0.45            0.55            0.46            0.37           (0.63)
Net income (loss)                                             0.45            0.55            0.46            0.35           (0.63)
Weighted average shares outstanding (g)                     18,289          17,407          16,674          15,508           9,967
                                                         ---------          ------          ------          ------          ------
SELECTED OPERATING DATA:
Operating margin as a percentage of revenue                     14%             20%             19%             18%             17%
Operating income as a percentage of revenue                     14%             20%             19%             18%             10%


                                                                                           October 31,
                                                            1996            1995            1994            1993           1992(a)
                                                         ---------          ------          ------          ------           -----
BALANCE SHEET DATA:
Cash and short-term investments                          $  39,455          30,088          27,760          26,447           7,792
Working capital                                             56,621          41,643          35,942          28,319          13,128
Total assets                                               109,181          87,195          69,777          60,802          37,592
Long-term debt obligations                                      --              --              --              --          18,971
Redeemable preferred stock                                      --              --              --              --           1,134
Common shareholders' equity                                 76,529          59,224          47,043          38,181             273
                                                         =========          ======          ======          ======           =====

                      SELECTED CONSOLIDATED FINANCIAL DATA

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(a) The financial results as of and for the year ended October 31, 1992 reflect the effects of a merger termination agreement between HMS and HHL.

(b) Intangible assets were principally recorded in connection with HMS's 1989 recapitalization and its acquisition in 1990 of QMA. See Notes 1(e) and 5 of Notes to Consolidated Financial Statements.

(c) Includes costs associated with HMS's acquisition of CDR. See Note 1(n) of Notes to Consolidated Financial Statements.

(d) Includes costs associated with HMS's acquisition of HCm. See Note 1(m) of Notes to Consolidated Financial Statements.

(e) HMS has an investment in HISCo, a privately held Delaware corporation, which is accounted for under the equity method of accounting. See Note 1(g) of Notes to Consolidated Financial Statements.

(f) The extraordinary loss of $306,000, net of income tax benefit of $257,000, reflects the write-off of the unamortized debt discount attributable to the prepayment of subordinated debentures.

(g) Common stock equivalents have not been included in the computation of weighted average number of shares outstanding in 1992 since the effect would have been antidilutive, except for 234,698 common stock equivalents that have been included relating to stock options issued during 1992 at an exercise price deemed, for financial reporting purposes, to be below fair market value.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Health Management Systems, Inc.:

   We have audited the accompanying consolidated financial statements of Health Management Systems, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Health Care microsystems, Inc. (HCm), a wholly owned consolidated subsidiary, for the year ended October 31, 1994 and Health Information Systems Corporation (HISCo), a 43% owned investee company, for the years ended October 31, 1996 and 1995. The financial statements of HCm reflect total revenue constituting 17% in 1994 of the related consolidated totals. The Company's investment in HISCo at October 31, 1996 and 1995 was $6,824,000 and $6,746,000 and its equity in earnings of HISCo was $50,000 for the year ended October 31, 1996 and $0 for the period from June 19, 1995 through October 31, 1995. The financial statements of HCm and HISCo for the aforementioned periods were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for HCm and HISCo, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management Systems, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick

New York, New York
November 22, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
Health Management Systems, Inc. and Subsidiaries


Years Ended October 31,
($ In Thousands, Except Per Common Share Amounts)            1996          1995         1994
-------------------------------------------------            ----          ----         ----
Revenue:
 Trade                                                    $  95,062       80,305       63,275
 Affiliates                                                   5,607        9,422        9,901
                                                          ---------       ------       ------
                                                            100,669       89,727       73,176
Cost of services:
 Compensation                                                48,564       43,373       35,355
 Data processing                                             10,257        8,144        6,872
 Occupancy                                                    7,840        6,529        5,920
 Other                                                       19,660       13,581       11,167
                                                          ---------       ------       ------
                                                             86,321       71,627       59,314
                                                          ---------       ------       ------

  Operating margin before amortization of intangibles        14,348       18,100       13,862

 Amortization of intangibles                                    204          243          190
                                                          ---------       ------       ------

  Operating income                                           14,144       17,857       13,672
Net interest and net other income                               987          942          464
Loss on investment                                             (927)           0            0
Merger related costs                                           (494)      (1,045)         (59)
Equity in earnings of affiliate                                  50            0            0
                                                          ---------       ------       ------
  Income before income tax expense                           13,760       17,754       14,077
Income tax expense                                           (5,574)      (8,152)      (6,353)
                                                          ---------       ------       ------
  Net income                                              $   8,186        9,602        7,724
                                                          ---------       ------       ------
Net income per common share                               $    0.45         0.55         0.46
                                                          ---------       ------       ------
Weighted average shares outstanding                          18,289       17,407       16,674
                                                          ---------       ------       ------

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Health Management Systems, Inc. and Subsidiaries


As of October 31,
($ In Thousands, Except Per Share Amounts)                              1996         1995
------------------------------------------                              ----         ----
Assets:
Current assets:
 Cash and cash equivalents                                            $ 22,274     10,801
 Short-term investments                                                 17,181     19,287
 Accounts receivable, net                                               42,418     31,630
 Other current assets                                                    4,936      4,139
                                                                      --------     ------
  Total current assets                                                  86,809     65,857
Property and equipment, net                                              7,774      5,874
Intangible assets, net                                                   5,257      5,461
Capitalized software costs, net                                          1,472        865
Investments in affiliates                                                6,824      7,673
Other assets                                                             1,045      1,465
                                                                      --------     ------
  Total assets                                                        $109,181     87,195
                                                                      --------     ------
Liabilities and Shareholders' Equity:
Current liabilities:
 Accounts payable and accrued expenses                                $ 17,551     14,842
 Amounts payable to affiliates                                             902          0
 Deferred revenue                                                        4,767      3,941
 Deferred income taxes                                                   6,968      5,431
                                                                      --------     ------
  Total current liabilities                                             30,188     24,214
Other liabilities                                                        2,407      1,739
Deferred income taxes                                                       57      2,018
                                                                      --------     ------
  Total liabilities                                                     32,652     27,971
                                                                      --------     ------
Shareholders' Equity:
  Preferred stock - $.01 par value; 5,000,000 shares authorized;
   none issued and outstanding                                               0          0
  Common stock - $.01 par value; 45,000,000 shares authorized;
   17,348,841 shares issued and outstanding at October 31, 1996;
   16,390,762 shares issued and outstanding at October 31, 1995            174        164
  Capital in excess of par value                                        57,583     48,481
  Retained earnings                                                     18,301     10,115
  Unrealized appreciation on short-term investments                        471        464
                                                                      --------     ------
  Total shareholders' equity                                            76,529     59,224
                                                                      --------     ------
Commitments and contingencies
  Total liabilities and shareholders' equity                          $109,181     87,195
                                                                      --------     ------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Health Management Systems, Inc. and Subsidiaries


                                                                                                     Unrealized
                                                                                                     Appreciation
                                                     Common Stock
                                                ----------------------     Capital In     Retained  (Depreciation)
                                                                  Par       Excess Of     Earnings   on Short-term  Shareholders'
($ In Thousands)                                   Shares        Value      Par Value    (Deficit)     Investments     Equity
----------------                                -----------      -----       ------      ---------   -------------   ------------
Balance at October 31, 1993                      15,511,831       $156       44,394        (6,539)        170         38,181

 Net income                                               0          0            0         7,724           0          7,724
 Stock option activity                              348,659          3          480             0           0            483
 Employee Stock Purchase Plan activity              115,933          1          801             0           0            802
 Unearned compensation                                    0          0           35             0           0             35
 Depreciation on short-term investments                   0          0            0             0        (182)          (182)
                                                 ----------       ----       ------        ------         ---         ------
Balance at October 31, 1994                      15,976,423        160       45,710         1,185         (12)        47,043

 Net income                                               0          0            0         9,602           0          9,602
  Stock option activity                             272,595          3        1,078             0           0          1,081
  Employee Stock Purchase Plan activity             141,744          1        1,202             0           0          1,203
  Disqualifying dispositions                              0          0          477             0           0            477
  Unearned compensation                                   0          0           14             0           0             14
  Appreciation on
    short-term investments                                0          0            0             0         476            476
  Adjustment to reflect change in Health
    Care microsystems, Inc. fiscal year                   0          0            0          (672)          0           (672)
                                                -----------        ---       ------        ------         ---         ------
Balance at October 31, 1995                      16,390,762        164       48,481        10,115         464         59,224

 Net income                                               0          0            0         8,186           0          8,186
 Stock option activity                              794,994          8        5,629             0           0          5,637
 Employee Stock Purchase Plan activity              163,085          2        2,330             0           0          2,332
 Disqualifying dispositions                               0          0        1,143             0           0          1,143
 Appreciation on short-term investments                   0          0            0             0           7              7
                                                -----------        ---       ------        ------         ---         ------
Balance at October 31, 1996                      17,348,841       $174       57,583        18,301         471         76,529
                                                -----------        ---       ------        ------         ---         ------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Health Management Systems, Inc. and Subsidiaries


Years Ended October 31, ($ In Thousands)                               1996            1995           1994
----------------------------------------                             --------         ------         ------
Operating activities:
  Net income                                                         $  8,186          9,602          7,724
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Loss on investment                                                   927              0              0
     Depreciation and amortization                                      3,093          2,750          2,524
     Software capitalization                                           (1,151)          (840)          (721)
     Amortization of intangibles                                          204            243            190
     Write-down of software development costs                               0              0            332
     Amortization of unearned compensation                                  0             14             35
     Provision for doubtful accounts                                    4,485            183            277
     Loss on disposals of assets                                            0            (19)             0
     Deferred tax (benefit) expense                                      (424)         1,203          1,007
     Equity in earnings of affiliate                                      (50)             0              0
     Other                                                                  0             (3)            40
     Changes in assets and liabilities:
      Increase in accounts receivable                                 (15,273)        (9,289)        (7,308)
      Increase in other current assets                                   (797)        (1,046)          (159)
      Increase in accounts payable
        and accrued expenses                                            2,709          5,165          1,266
      Increase in amounts payable to affiliates                           902              0              0
      Increase (decrease) in deferred revenue                             826           (728)          (755)
      Increase (decrease) in other assets and liabilities, net          2,238            644           (386)
                                                                     --------         ------         ------
        Net cash provided by operating activities                       5,875          7,879          4,066
                                                                     --------         ------         ------
Investing activities:
  Capital asset expenditures                                           (4,449)        (1,503)        (2,827)
  Investments in affiliates                                               (28)        (7,268)             0
  Intangible assets resulting from acquisitions                             0              0           (550)
  Purchase of short-term investments                                        0         (7,252)        (9,025)
  Proceeds from sale of short-term investments                          2,106          1,788              0
                                                                     --------         ------         ------
        Net cash used in investing activities                          (2,371)       (14,235)       (12,402)
                                                                     --------         ------         ------
Financing activities:
  Proceeds from issuance of common stock, net                           2,332          1,203            802
  Proceeds from exercise of stock options                               5,637          1,081            483
  Repayment of notes payable                                                0           (342)          (479)
                                                                     --------         ------         ------
        Net cash provided by financing activities                       7,969          1,942            806
                                                                     --------         ------         ------
Net increase (decrease) in cash and cash equivalents                   11,473         (4,414)        (7,530)
Cash and cash equivalents at beginning of year                         10,801         14,962         22,492
Adjustment to cash to reflect change in Health Care
  microsystems, Inc. fiscal year                                            0            253              0
                                                                     --------         ------         ------
Cash and cash equivalents at end of year                             $ 22,274         10,801         14,962
                                                                     --------         ------         ------

See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Founded in 1974, Health Management Systems, Inc. ("HMSY" or the "Company") furnishes proprietary data processing and information management services and software to providers of health care, public and commercial payors of health care expenses, and other companies serving the health care industry.

     (a) Principles of Consolidation
   The consolidated financial statements include the accounts of HMSY and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Cash and Cash Equivalents
   For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less (including money market instruments of $5,873,000 and $2,741,000 at October 31, 1996 and 1995, respectively) to be cash equivalents. The Company has had significant disqualifying disposition transactions during the three years ended October 31, 1996. Disqualifying dispositions are non-cash transactions and are excluded from the statements of cash flows. Disqualifying dispositions aggregated $1,143,000, $477,000, and $0 during the fiscal years ended October 31, 1996, 1995, and 1994.

     (c) Short-Term Investments
   Short-term investments are recorded at fair value. Included in short-term investments are investments classified as available for sale and carried at fair value. Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

   At October 31, 1996 and 1995, the Company recorded cumulative unrealized appreciation of $471,000 and $464,000, respectively, on these short-term investments.

     (d) Depreciation and Amortization of Property and Equipment
     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment utilizing the straight-line method. Amortization of leasehold improvements is provided over the estimated useful lives of the assets or the terms of the leases, whichever is shorter, utilizing the straight-line method. The estimated useful lives are as follows:

                      Equipment                               3-5 years
                      Leasehold improvements                  5-8 years
                      Furniture and fixtures                  5-7 years

     (e) Intangible Assets
   Intangible assets have been recorded primarily as a result of the recapitalization of the Company in 1989 and the acquisition of Quality Medi-Cal Adjudication, Incorporated ("QMA") in 1990. Intangible assets consist of software, non-compete agreements, and goodwill, which are being amortized on a straight-line basis over three years, 43 months, and between 10 and 40 years, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (f) Software Development Costs
   The Company capitalizes software development costs (related to software developed for resale) incurred subsequent to the establishment of technological feasibility of the product, including costs incurred to develop upgrades subsequent to the commercial release of the product. Amortization of software development costs is determined on a product-by-product basis to be the greater of the amount computed on a straight-line basis over the expected economic life of the product, generally estimated to be 36-60 months, or using the ratio of current gross revenue to total current and anticipated future gross revenue, whichever is greater. Software development costs are stated at original cost of $2,257,000 and $3,929,000 less accumulated amortization of $785,000 and $3,064,000 at October 31, 1996 and 1995, respectively. Amortization expense for the years ended October 31, 1996, 1995, and 1994 was $543,000, $587,000, and
$486,000, respectively. During 1996, fully amortized software development costs of $2,822,000 and the related accumulated amortization were written off the balance sheet.

     (g) Investment in Health Information Systems Corporation
   At October 31, 1996 and 1995, the Company had an investment of $6,824,000 and $6,746,000, respectively, which represented approximately a 43% ownership interest in Health Information Systems Corporation ("HISCo"), a privately owned Delaware corporation. The investment in HISCo has been accounted for using the equity method of accounting. Under the equity method, the Company recognizes in earnings its proportionate share of net income or loss of HISCo. During June 1995, the Company, together with Welsh, Carson, Anderson & Stowe VI, L.P., a Delaware limited partnership affiliated with Welsh, Carson, Anderson & Stowe ("WCAS"), affiliates of WCAS, and certain of their respective executive officers and partners, formed HISCo for the purpose of investing in health care information management companies that require significant additional investment and maturation.

   Condensed financial information of HISCo as of and for the year ended October 31, 1996 and four months ended October 31, 1995, respectively, is summarized below:

As of October 31,                                           1996                           1995
HISCo Consolidated Balance Sheets:
Current assets                                           $ 8,355,000                     6,318,000
Total assets                                             $16,616,000                    15,833,000
--------------------------------------------------------------------------------------------------
Current liabilities                                      $ 2,473,000                     1,807,000
--------------------------------------------------------------------------------------------------
Stockholders' equity                                      14,143,000                    14,026,000

Total liabilities and stockholders' equity               $16,616,000                    15,833,000
--------------------------------------------------------------------------------------------------
Periods Ended October 31,                                   1996                           1995
--------------------------------------------------------------------------------------------------
HISCo Consolidated Statements of Operations:
Revenue                                                  $16,296,000                     5,284,000
--------------------------------------------------------------------------------------------------
Operating margin                                             167,000                       550,000
--------------------------------------------------------------------------------------------------
Net income                                               $   117,000                         1,000
--------------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (h) Revenue Recognition
   The Company generally recognizes revenue for financial reporting purposes when billings are submitted to third-party payors or their third-party intermediaries as a consequence of services performed by the Company for a client. Several client contracts contain periodic fee limitations that the Company believes will be exceeded in the normal course of business. As a result, the fees allowable under these contracts are recognized on a straight-line basis over the fee limitation period as services are performed, and amounts billed in excess of revenue recognized are deferred. Other contracts have sliding fee scales for which revenue is fairly predictable. For these, the Company recognizes revenue, at the estimated effective fee rate, ratably over the client's contract year. Finally, certain contracts are subject to fixed-fee arrangements covering specified periods, which the Company realizes on a straight-line basis over the corresponding periods.

   The Company recognizes revenue from consulting services as the services are provided. Revenue from software products sold to customers under license agreements is deferred and recognized as revenue upon software installation and satisfaction of significant Company obligations, if any. Revenue from ongoing maintenance agreements is deferred and recognized as revenue on a straight-line basis over the periods of the respective maintenance agreements.

     (i) Income Taxes
   Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

     (j) Net Income Per Common Share
   Net income per common share has been computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each year. Common stock equivalents utilizing the treasury stock method are included in the computation of weighted average number of shares outstanding for the years ended October 31, 1996, 1995, and 1994.

     (k) Use of Estimates
   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l) Reclassifications
   Certain reclassifications were made to prior year amounts to conform to the 1996 presentation.

     (m) Merger with Health Care microsystems, Inc.
   On February 14, 1995, the Company acquired all of the outstanding capital stock of Health Care microsystems, Inc. ("HCm") in a merger transaction which was accounted for using the pooling of interests method of accounting. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations, and cash flows of HCm. In addition, the accompanying consolidated financial statements reflect certain adjustments to conform the accounting policies of the two companies.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

   HCm previously used the fiscal year ended December 31 for its financial reporting. To conform to the Company's October 31 fiscal year end, HCm's operating results for the period November 1, 1994 through December 31, 1994 have been included in the operating results of the Company for the fiscal years ended October 31, 1995 and 1994. The resulting duplication of revenue and net income of HCm for the period November 1, 1994 through December 31, 1994 amounted to $2,842,000 and $672,000, respectively, which has been adjusted by a $672,000 charge to retained earnings during the year ended October 31, 1995.

     (n) Merger with CDR Associates, Inc.
   On April 29, 1996, the Company acquired all the outstanding capital stock of CDR Associates, Inc. ("CDR") in exchange for 460,000 shares of the Company's stock in a merger transaction which was accounted for using the pooling of interests method of accounting. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations, and cash flows of CDR.

     (o) Recently Issued Accounting Standards
   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires pro forma disclosure of net income and earnings per share using a fair value based method of accounting for all employee stock options or similar equity instrument plans. The Company will implement the disclosure provisions of SFAS 123 effective October 31, 1997.

     (p) Fair Value of Financial Instruments
   The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. With the exception of short-term investments (see note 1(c)), the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets approximate estimated fair value as of October 31, 1996 and 1995.

2. ACCOUNTS RECEIVABLE
   Accounts receivable as of October 31, 1996 and 1995 consisted of the following:

                                             1996                  1995
-----------------------------------------------------------------------
Trade                                 $42,018,000            31,517,000
Affiliates                                400,000               113,000
-----------------------------------------------------------------------
                                      $42,418,000            31,630,000
-----------------------------------------------------------------------

   Trade accounts receivable are reflected net of an allowance for doubtful accounts of $1,682,000 and $296,000 at October 31, 1996 and 1995, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. FEES HELD IN ESCROW
   The Company is obligated to maintain a portion of fees received from two clients in escrow accounts. The Company's obligation to maintain such fees in escrow terminates at either: (a) the earlier of six years from the dates of service associated with fees generated and settlement of the client's Medicaid and/or Medicare audits for each applicable year, and/or (b) the termination of contract. Due to the 1994 renewal of one client contract that eliminated future escrow requirements and the Company's fulfillment of its maximum escrow deposit for the second client, the Company completed its obligation to make escrow deposits as of October 31, 1994. For the years ended October 31, 1996, 1995, and 1994, revenue subject to such escrow requirements approximated $378,000, $260,000, and $4,738,000, respectively.

4.   PROPERTY AND EQUIPMENT
   Property and equipment as of October 31, 1996 and 1995 consisted of the following:

                                                                   1996               1995
-------------------------------------------------------------------------------------------
Equipment                                                $   12,472,000          9,697,000
Leasehold improvements                                        5,510,000          3,438,000
Furniture and fixtures                                        3,903,000          2,034,000
-------------------------------------------------------------------------------------------
                                                             21,885,000         15,169,000
Less accumulated depreciation and amortization              (14,111,000)        (9,295,000)
-------------------------------------------------------------------------------------------
                                                         $    7,774,000          5,874,000
-------------------------------------------------------------------------------------------

   Depreciation and amortization expense related to property and equipment charged to operations for the years ended October 31, 1996, 1995, and 1994 was $2,550,000, $2,205,000, and $2,038,000, respectively.


5.   INTANGIBLE ASSETS
   Intangible assets as of October 31, 1996 and 1995 consisted of the following:

                                                      Accumulated
                                         Cost         Amortization          Balance
------------------------------------------------------------------------------------
1996
Software costs                   $  1,756,000           (1,746,000)          10,000
Goodwill                            6,487,000           (1,240,000)       5,247,000
------------------------------------------------------------------------------------
                                 $  8,243,000           (2,986,000)       5,257,000
------------------------------------------------------------------------------------
1995
Software costs                   $ 10,356,000          (10,312,000)          44,000
Goodwill                            6,487,000           (1,070,000)       5,417,000
------------------------------------------------------------------------------------
                                 $ 16,843,000          (11,382,000)       5,461,000
------------------------------------------------------------------------------------

   Amortization expense related to intangible assets charged to operations for the years ended October 31, 1996, 1995, and 1994, was $204,000, $243,000, and
$190,000, respectively. During the year ended October 31, 1996, the fully amortized costs and related accumulated amortization associated with software costs and non-compete agreements were written off the balance sheet.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   Accounts payable and accrued expenses as of October 31, 1996 and 1995 consisted of the following:

                                                                 1996                1995
------------------------------------------------------------------------------------------
Accrued compensation                                    $   6,009,000           8,011,000
Accrued HHL one-time charges                                3,658,000                   0
Accounts payable and other accrued expenses                 7,884,000           6,831,000
------------------------------------------------------------------------------------------
                                                        $  17,551,000          14,842,000
------------------------------------------------------------------------------------------

7. CREDIT FACILITIES
   On July 15, 1996, the Company entered into a $40,000,000 unsecured revolving credit facility with a major money center financial institution which replaced a similar $10,000,000 unsecured revolving credit facility with the same institution. The credit facility has a term of three years, carries an unused commitment fee of 20 basis points, and bears interest at the institution's prime lending rate, or LIBOR plus 5/8%, at the Company's option. The revolving credit facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends. The revolving credit facility also contains covenants that require the Company to maintain minimum tangible consolidated shareholders' equity and limit debt-to-equity and debt-to-asset relationships as defined in the agreement. As of October 31, 1996 and 1995, no amounts were outstanding under this credit facility. As of October 31, 1996, the Company had a $50,000 letter of credit outstanding related to leased telephone equipment at its QMA subsidiary.

   Cash interest payments including bank charges attributable to the aforementioned debts for the years ended October 31, 1996, 1995, and 1994 were $68,000, $60,000, and $88,000, respectively.

8. INCOME TAXES
   Income tax expense for the years ended October 31, 1996, 1995, and 1994 was comprised of the following:

                                                         1996                  1995                 1994
---------------------------------------------------------------------------------------------------------
Current tax expense:
 Federal                                       $(4,264,000)              (4,677,000)          (3,286,000)
 State and local                                (1,734,000)              (2,272,000)          (2,060,000)
---------------------------------------------------------------------------------------------------------
                                                (5,998,000)              (6,949,000)          (5,346,000)
---------------------------------------------------------------------------------------------------------

Deferred tax benefit (expense):
 Federal                                           448,000               (1,285,000)            (578,000)
 State and local                                   (24,000)                  82,000             (429,000)
---------------------------------------------------------------------------------------------------------
                                                   424,000               (1,203,000)          (1,007,000)
---------------------------------------------------------------------------------------------------------
Income tax expense, net                        $(5,574,000)              (8,152,000)          (6,353,000)
---------------------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES, CONTINUED

   A reconciliation of the income tax expense to the federal statutory rate of 34% follows:

                                             1996                    1995                    1994
--------------------------------------------------------------------------------------------------------
Income tax expense
 computed at Federal
  statutory rate                $   (4,678,000)(34.0)%      $(6,036,000)(34.0)%    $(4,786,000) (34.0)%
State and local tax expense,
  net of federal benefit            (1,160,000) (8.4)        (1,445,000) (8.1)      (1,643,000) (11.7)
Amortization of goodwill               (55,000) (0.4)           (55,000) (0.3)         (55,000)  (0.3)
Merger related costs                  (157,000) (1.1)          (355,000) (2.0)              --     --
CDR "S" Corp income                    325,000   2.4                 --    --               --     --
Other, net                             151,000   1.0           (261,000) (1.5)         131,000    0.9
--------------------------------------------------------------------------------------------------------
Total income tax expense        $   (5,574,000)(40.5)%      $(8,152,000)(45.9)%    $(6,353,000) (45.1)%
--------------------------------------------------------------------------------------------------------

   Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The types of temporary differences that give rise to the deferred tax liability, and the effect on the deferred income tax benefit (expense) of changes in those temporary differences, are as follows:

                                                      1996                       1995                 1994
Accounts receivable                            $(3,294,000)                (1,609,000)          (1,263,000)
Fees held in escrow                                108,000                    117,000              107,000
Depreciable and amortizable assets                 397,000                   (400,000)             456,000
Allowance for doubtful accounts                    653,000                          0                    0
Unbilled costs                                    (156,000)                    (6,000)              17,000
Non-compete agreements, net                              0                          0             (224,000)
Accounts payable and accrued expenses             (170,000)                   403,000               81,000
Deferred revenue                                   275,000                   (543,000)            (723,000)
Deferred rent                                      237,000                     72,000              352,000
Contract termination contingency                   479,000                          0                    0
HHL one-time charges                             2,070,000                          0                    0
Other                                             (175,000)                   763,000              190,000
----------------------------------------------------------------------------------------------------------
Deferred income tax benefit (expense)          $   424,000                 (1,203,000)          (1,007,000)
----------------------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES, CONTINUED

   Temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at October 31, 1996 are as follows:

                                                        Deferred tax assets     Deferred tax liabilities
--------------------------------------------------------------------------------------------------------
Accounts receivable/deferred items                           $   678,000                       9,979,000
Property and equipment                                         1,539,000                         664,000
HHL one-time charges                                           2,070,000                               0
Allowance for doubtful accounts                                  759,000                               0
Accounts payable and accrued expenses                            603,000                               0
Contract termination contingency                                       0                       3,096,000
Other                                                          1,432,000                         367,000
Total deferred taxes                                           7,081,000                      14,106,000
--------------------------------------------------------------------------------------------------------
Net deferred tax liability                                   $        --                       7,025,000
--------------------------------------------------------------------------------------------------------

   Based on the Company's financial history and current situation, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets as shown above. Accordingly, no valuation allowance has been provided.

   Cash payments attributable to income taxes for the years ended October 31, 1996, 1995, and 1994 were $5,896,000, $6,355,000, and $4,917,000, respectively.

9. PROFIT SHARING AND 401(k) PLAN
   The Company has a discretionary defined contribution profit sharing plan in which a substantial number of its employees participate. For the years ended October 31, 1996, 1995, and 1994, profit sharing expense was $944,000, $800,000, and $582,000, respectively.

   Effective January 1, 1992, the Company amended its profit sharing plan to include for its employees a 401(k) plan, which permits an employee to contribute a portion of the employee's compensation, subject to certain limitations. At its discretion, the Company may make annual contributions to the 401(k) plan for the benefit of participating employees. For the years ended October 31, 1996, 1995, and 1994, 401(k) plan expense was $611,000, $543,000, and $368,000, respectively.


10. EMPLOYEE STOCK PURCHASE PLAN
   On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the "ESPP"), which was subsequently approved by shareholders at the Annual Meeting of Shareholders held on February 28, 1994. The Company has reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP, which is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. The plan provides that all full-time employees of the Company and its subsidiaries may elect to participate in the ESPP without regard to length of service if their customary employment is a minimum of 20 hours per week.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. EMPLOYEE STOCK PURCHASE PLAN, CONTINUED

   For the years ended October 31, 1996 and 1995, the Company had sold 163,085 and 141,744 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $2,332,000 and $1,203,000, which activity is reflected in the accompanying financial statements.


11. STOCK OPTION PLAN AND RESTRICTED STOCK PURCHASE PLAN
   Effective May 31, 1989, the Company adopted the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan (the "Plan") under which:
(a) options can be granted to purchase shares of the Company's common stock at an exercise price equal to (incentive stock options) or less than (non-qualified stock options) the estimated fair market value of the Company's common stock, or
(b) rights can be granted in the form of an award to purchase shares of the Company's common stock at a price equal to, more than, or less than the estimated fair market value of the Company's common stock. Subsequent amendments to the Plan, which have been approved by shareholders, have increased the number of shares allowed to be issued under the Plan to 6,750,000 shares.

   Stock option activity for the years ended October 31, 1996, 1995, and 1994 was as follows:

                                                         1996                  1995                 1994
--------------------------------------------------------------------------------------------------------
Options outstanding, beginning of period            2,754,383             2,143,641            1,921,679
Options granted                                       127,700               906,042              626,120
Options surrendered                                  (153,895)              (22,705)             (55,499)
Options exercised                                    (794,994)             (272,595)            (348,659)
--------------------------------------------------------------------------------------------------------
Options outstanding, end of period                  1,930,194             2,754,383            2,143,641
--------------------------------------------------------------------------------------------------------
Options exercisable, end of period                  1,358,006             1,774,925            1,425,509
--------------------------------------------------------------------------------------------------------
Average exercise price of options granted          $    26.47                 16.97                 9.99
--------------------------------------------------------------------------------------------------------

   The stock options become exercisable on various dates through December 1999 and expire at various dates through October 2005. As of October 31, 1996, no stock appreciation rights or stock purchase awards had been granted. Fiscal 1996 stock option awards totaling 421,000, and normally granted during the fiscal year, were granted in November 1996.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
   The Company's 1995 Non-Employee Director Stock Option Plan (the "NEDP") was adopted by the Board of Directors on November 30, 1994, which action was subsequently approved by shareholders at the Annual Meeting of Shareholders held on March 7, 1995. The purpose of the NEDP is to provide compensation in the form of equity participation in the Company, in consideration of the services provided by directors not employed by the Company. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries are granted options to purchase common stock of the Company. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised.

   The NEDP provides that a grant of options to purchase 1,500 shares of common stock will be made to each non-employee director during the fourth fiscal quarter of each fiscal year commencing with fiscal year 1995. The exercise price of options issued under the NEDP will be the fair market value of the common stock as of the date of grant, and must be paid in cash at the time of exercise. Options granted under the NEDP will have a term of ten years, with 25% of the options exercisable immediately upon grant and an additional 25% exercisable at the end of each of the three subsequent fiscal years. In the event that the holder of options granted under the NEDP ceases to be a director for any reason, all outstanding vested options will be exercisable for one year following the date the director's service on the Board of Directors of the Company terminates, or until their expiration date, whichever period is shorter. Unvested options lapse immediately upon cessation of the director's service on the Board of Directors. No options may be granted under the NEDP after October 31, 2004.

   The NEDP is administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee may amend the NEDP, except that shareholder approval is required to increase the number of shares available under the NEDP other than for anti-dilution purposes, to change the class of participants eligible to participate in the NEDP, or to increase materially the benefits to such participants. The provisions of the NEDP relating to the number of options to be awarded to directors, the exercise price of such options, and the timing of awards may not be amended more than once every six months, other than to conform to changes in certain statutes.

   NEDP stock option activity for the years ended October 31, 1996 and 1995 was as follows:

                                                             1996         1995
--------------------------------------------------------------------------------
Options outstanding, beginning of period                   11,250            0
Options granted                                             6,000       11,250
Options surrendered                                          (563)           0
Options exercised                                               0            0
Options outstanding, end of period                         16,687       11,250
--------------------------------------------------------------------------------
Options exercisable, end of period                          7,683        2,813
--------------------------------------------------------------------------------
Average exercise price of options granted                 $ 23.00        17.50
--------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


13. BUSINESS SEGMENT INFORMATION
   The Company delivers services and software that comprise three business segments: Proprietary Services-Information and Outsourcing ("Proprietary Services"), Proprietary Analytics-Managed Care Support Services ("MCS"), and Other, which is currently comprised of EDI services. Proprietary Services include the Company's RCR, CAMS, and TPLR product offerings which constitute an outsourcing of various aspects of the information processing functions associated with the health care transfer payment process. MCS provides microcomputer based decision support applications and related consulting services, which assist health care providers assemble, analyze, and evaluate information in order to support provision of cost-effective, high quality services.

                                          Proprietary
                                             Services              MCS                 Other         Consolidated
-----------------------------------------------------------------------------------------------------------------
1996
Sales                                 $    73,124,000              18,853,000      8,692,000          100,669,000
Operating income                            9,302,000               3,392,000      1,450,000           14,144,000
Total assets                               95,618,000              11,798,000      1,765,000          109,181,000
Depreciation and amortization               2,403,000                 712,000        182,000            3,297,000
Capital expenditures                        4,067,000               1,528,000          5,000            5,600,000

1995
Sales                                 $    66,385,000              15,120,000      8,222,000           89,727,000
Operating income                           14,183,000               2,465,000      1,209,000           17,857,000
Total assets                               75,181,000              10,046,000      2,157,000           87,384,000
Depreciation and amortization               2,106,000                 753,000        134,000            2,993,000
Capital expenditures                        1,240,000                 843,000        260,000            2,343,000

1994
Sales                                 $    52,647,000              12,500,000      8,029,000           73,176,000
Operating income                            9,855,000               2,274,000      1,543,000           13,672,000
Total assets                               58,775,000               9,103,000      1,899,000           69,777,000
Depreciation and amortization               1,932,000                 657,000        125,000            2,714,000
Capital expenditures                        2,525,000                 951,000         72,000            3,548,000

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


14. COMMITMENTS
   The Company leases office space and equipment under operating leases which expire at various dates through May 31, 2006. The lease agreements provide for rent escalations. Total rent expense for the years ended October 31, 1996, 1995, and 1994, including escalations, was $6,214,000, $5,193,000, and $4,037,000, respectively.

   Minimum annual lease payments for each of the next five years ending October 31 and thereafter are as follows:

                 Year                                                  Payments
                 --------------------------------------------------------------
                 1997                                            $    4,652,000
                 1998                                                 3,946,000
                 1999                                                 3,406,000
                 2000                                                 2,881,000
                 2001                                                 2,832,000
                 Thereafter                                           9,097,000
                 --------------------------------------------------------------
                 Total                                           $   26,814,000
                 --------------------------------------------------------------

15. SIGNIFICANT CONTRACTS
   For the years ended October 31, 1996, 1995, and 1994, the Company's largest client accounted for 12%, 15%, and 17%, respectively, of the Company's consolidated revenue. The next largest client accounted for approximately 8%, 11%, and 6%, respectively, of the Company's consolidated revenue for the same periods. The Company's contract with this client expired on September 30, 1996. The Company continues to process claims for this client under an interim arrangement, while a new contract has been bid and is being negotiated. While the Company is optimistic that negotiations will be successful, there can be no assurance that a new contract will be consummated; loss of this client could have a material adverse effect on the Company.

16. RELATED PARTY TRANSACTIONS

   (a)  HHL Financial Services, Inc.
   Effective January 31, 1992, the Company entered into a management and data processing services agreement ("Management Agreement") with HHL Financial Services, Inc. ("HHL"). Under the Management Agreement, the Company provides HHL with executive management, data processing, and technical support services through June 30, 1996, subject to certain termination and renewal provisions.

   Effective July 1, 1993, the Management Agreement was amended ("Outsourcing Amendment") to include the Company's provision of comprehensive data processing and information management services to HHL. The five-year term of the Outsourcing Amendment called for fixed annual fees that range from $6,700,000 to $9,500,000 subject to upward adjustment in the event of material changes in the scope of service and/or growth in HHL revenue in excess of 7% annually.

   On August 21, 1996, the Company announced a one-time charge and revenue reversal pertaining to its relationship with HHL, which was in default of the Outsourcing Amendment. The Company's one-time charge related to (i) the full reservation of prior period accounts receivable of $2,881,000, (ii) accrual of net costs to be incurred in excess of anticipated revenue relating to the Company's continued contractual obligation with HHL of $3,823,000, and (iii) the write-off of its investment in HHL of $927,000, resulting in a total one-time charge of $7,631,000. Additionally, revenue of $2,180,000 earned and initially recorded in the third quarter was reversed. The result of the total write-off and revenue reversal recognized in the third quarter of $9,811,000 translates to an after-tax impact of $5,838,000, or $0.32 per share.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


16. RELATED PARTY TRANSACTIONS, CONTINUED

   As of October 31, 1996, the Company has incurred and offset $165,000 in net expenses for its contractual obligations with HHL. The remaining accrual at October 31, 1996 was $3,658,000 for probable future net cash expenditures related to the Company's continuing contractual obligations with HHL. The Company anticipates that substantially all amounts accrued as of October 31, 1996 will be paid out or otherwise satisfied by the end of fiscal year 1997.

   On October 29, 1996, the Company entered into an agreement with HHL and HHL's primary financial creditor providing for mutual general releases and the cessation of all claims. The Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000 resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses. In addition, the Company has agreed to provide, for a period of up to 18 months, a reduced level of services to HHL in exchange for payment in advance. During this 18 month period, HHL has the right to lower the level of services requested and therefore lower the amount paid in advance. Also, HHL has the right to cancel the service completely on 30 days prior written notice.

   During the years ended October 31, 1996, 1995, and 1994, the Company received approximately $5,446,000, $8,877,000, and $9,548,000 in fees from HHL related to these agreements, and, in connection with jointly executed client projects, HHL has charged the Company expenses for services totaling $1,557,000, $1,337,000, and $1,091,000, in 1996, 1995, and 1994, respectively.

   (b)  HISCo
   To finance additional proposed acquisitions, effective October 31, 1995, the Company and HISCo entered into a subscription agreement (the "Subscription Agreement"). The Subscription Agreement contemplated that, for a period of three years commencing on October 31, 1995, HISCo may require the Company to purchase, on a pro rata basis, up to an aggregate additional 4,136,700 shares of HISCo common stock ("Additional Shares") for a per share purchase price of $10.00, or an aggregate purchase price of $41,367,000. With respect to each acquisition, the Subscription Agreement requires HISCo to deliver written notice to the Company specifying, among other information, the terms of the proposed acquisition and the aggregate number of Additional Shares that HISCo proposes to sell to the Company. The Company cannot decline to purchase its respective pro rata portions of Additional Shares.

   The Company and HISCo entered into an agreement, dated as of October 31, 1995 (the "HISCo Agreement"), pursuant to which the Company will provide HISCo with certain services ("Basic Services"), including executive, acquisition support, and corporate support services. For these Basic Services, the Company is entitled to receive a fee, payable monthly, calculated at the Company's then current standard hourly rates established for internal allocations plus 20%. The Company, in addition, may provide to subsidiaries ("Subsidiaries") of HISCo, and such Subsidiaries may provide to the Company, additional services on such terms as the parties may mutually agree. The term of the HISCo Agreement continues until the later of (i) June 30, 2000 or (ii) the expiration of any outstanding work order related to additional services. The Company believes that the terms of the HISCo Agreement are fair and reasonable and are no less favorable to the Company than those that could have been obtained with respect to comparable engagements with independent third parties. In fiscal year 1996 and 1995, the Company received approximately $161,000 and $545,000 in fees from HISCo for services provided pursuant to the HISCo Agreement. In fiscal year 1996, HISCo received approximately $569,000 in fees for software development services provided the Company pursuant to the HISCo agreement. These software development fees were expensed by the Company.

   The Company's total revenue from related parties was $5,607,000, $9,422,000 and $9,901,000 in 1996, 1995, and 1994, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


17. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The table below summarizes the Company's unaudited quarterly operating results for its last three fiscal years.

(In Thousands, Except Earnings Per Common Share)            First Quarter   Second Quarter   Third Quarter     Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------------
1996:
Revenue                                                     $      25,390           25,577          25,785             23,917
Cost of services                                                   19,558           19,872          28,135             18,756
-----------------------------------------------------------------------------------------------------------------------------
Operating margin (loss) before amortization of intangibles          5,832            5,705          (2,350)             5,161
Operating income (loss)                                             5,777            5,650          (2,401)             5,118
Net income (loss)                                                   3,743            3,338          (1,827)             2,932
Net income (loss) per common share                          $        0.21             0.18           (0.11)              0.16
-----------------------------------------------------------------------------------------------------------------------------
1995:
Revenue                                                     $      20,985           21,041          23,020             24,681
Cost of services                                                   16,471           16,752          18,786             19,618
-----------------------------------------------------------------------------------------------------------------------------
Operating margin before amortization of intangibles                 4,514            4,289           4,234              5,063
Operating income                                                    4,434            4,234           4,180              5,009
Net income                                                          1,807            2,417           2,413              2,965
Net income per common share                                 $        0.11             0.14            0.14               0.17
-----------------------------------------------------------------------------------------------------------------------------
1994:
Revenue                                                     $      17,091           17,620          18,742             19,723
Cost of services                                                   14,093           14,481          14,966             15,774
-----------------------------------------------------------------------------------------------------------------------------
Operating margin before amortization of intangibles                 2,998            3,139           3,776              3,949
Operating income                                                    2,958            3,099           3,734              3,881
Net income                                                          1,647            1,706           2,238              2,133
Net income per common share                                 $        0.10             0.10            0.13               0.13
-----------------------------------------------------------------------------------------------------------------------------

18. SUBSEQUENT EVENTS
   On November 25, 1996, the Company completed the acquisition of Quality Standards in Medicine, Inc. ("QSM"), a Boston-based company providing clinical quality management systems, for 260,000 shares of the Company's common stock. This transaction is being treated as a pooling of interests. Founded in 1986, QSM provides hospitals with sophisticated systems and consulting services to help define and measure the quality of care. QSM had 1995 revenue of $840,000, and has clients in 13 states, the District of Columbia, and the United Kingdom. Operationally, QSM will be combined with HCm, the Company's decision support systems subsidiary as part of the Managed Care Support business segment.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


Allowance for doubtful Accounts:
--------------------------------

Balance, October 31, 1993                              $    154,000
   Provision                                                190,000
   Recoveries                                                     0
   Charge-offs                                              (75,000)

Balance, October 31, 1994                                   269,000
   Provision                                                111,000
   Recoveries                                                     0
   Charge-offs                                              (84,000)
                                                         ----------
Balance, October 31, 1995                                   296,000
   Provision                                              4,485,000
   Recoveries                                                     0
   Charge-offs                                           (3,099,000)

Balance, October 31, 1996                              $  1,682,000
                                                       ============

Exhibit
Number
------

  2.1       Agreement and Plan of Merger dated as of January 18, 1995 among
            Health Management Systems, Inc., HCm Acquisition Corp., and all the shareholders of Health Care microsystems, Inc., as amended
            (Incorporated by reference to Exhibit 10.18 to the Company's Annual
            Report on Form 10-K for the year ended October 31, 1994 and to
            Exhibit 10.2 to the Company's Registration Statement on Form S-3, file no. 33-91518)

  2.2       Agreement and Plan of Merger, dated as of April 29, 1996 among
            Health Management Systems, Inc., CDR Acquisition Corp., CDR
            Associates, Inc., and all the shareholders of CDR Associates, Inc.
            (Incorporated by reference to Exhibit 10.1 to the Company's Current
            Report on Form 8-K dated April 29, 1996)

 * 2.2(i)   First Amendment to Agreement and Plan of Merger, dated as of April
            29, 1996, among Health Management Systems, Inc., CDR Acquisition
            Corp., CDR Associates, Inc., and all the shareholders of CDR
            Associates, Inc.

   2.3 Agreement and Plan of Merger, dated as of September 3, 1996, by and among Health Management Systems, Inc., QSM Acquisition Corporation and Quality Standards in Medicine, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4,
            File No. 333-13513 (the S-4))

   2.3(i)   Amendment to Agreement and Plan of Merger, dated as of November 20,
            1996, by and among Health Management Systems, Inc., QSM Acquisition
            Corporation, and Quality Standards in Medicine, Inc. (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the S-4)

   2.4      Form of Escrow Agreement by and among Health Management Systems,
            Inc., Quality Standards in Medicine, Inc., Coleman & Rhine LLP,
            Rodrigo Rocha, William B. Munier and Peter B. Stovell (Incorporated by reference to Exhibit 2.2 to the S-4)

   3.1      Amended and Restated Certificate of Incorporation of Health
            Management Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 (Amendment No. 1) to the Company's Registration
            Statement on Form S-1, File No. 33-4644 (the Registration
            Statement))

  3.2 By-Laws of Health Management Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1)

  10.1(i)   Contract, dated January 28, 1980, as amended, between Health
            Management Systems, Inc. and New York City Health and Hospitals
            Corporation (Incorporated by reference to Exhibit 10.1(i) to the Registration Statement)

  10.1(ii)  Contract dated September 8, 1982, as amended, between Health
            Management Systems, Inc. and New York City Health and Hospitals
            Corporation (Incorporated by reference to Exhibit 10.1(ii) to the Registration Statement)

  10.1(iii) Contract dated October 1, 1993, between Health Management Systems,
            Inc. and New York City Health and Hospitals Corporation
            (Incorporated by reference to Exhibit 10.4 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended January 31,
            1994)

  10.2 Financial Management Services Agreement, dated August 1, 1989, between Health Management Systems, Inc. and the County of Los
            Angeles (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

  10.3(i)   Health Management Systems, Inc. Stock Option and Restricted Stock
            Purchase Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registration Statement, to Exhibit 10.3 to Amendment No. 2
            (Amendment No. 2) to the Registration Statement and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            January 31, 1994)


Exhibit
Number
------
  10.3(ii)  Health Management System, Inc. Employee Stock Purchase Plan, as
            amended (Incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended January 31, 1994 and to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended January 31, 1995)

  10.3(iii) Health Management Systems, Inc. 1995 Non-Employee Director Stock
            Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            January 31, 1995)

  10.3(iv) Health Management Systems, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.3(iv) to the Company's Annual Report on Form
            10-K for the year ended October 31, 1995)

  10.3(v)   Health Management Systems, Inc. Profit Sharing Plan, as amended
            (Incorporated by reference to Exhibit 10.3(v) to the Company's
            Annual Report on Form 10-K for the year ended October 31, 1995)

  10.4      Interim Operating Agreement, dated April 12, 1991, among Health
            Management Systems, Inc., HHL Financial Services, Inc., and Welsh,
            Carson, Anderson and Stowe V, L.P. (Incorporated by reference to
            Exhibit 10.8 to the Registration Statement)

  10.5(i)   Management and Data Processing Services Agreement, effective as of
            January 31, 1992, between HHL Financial Services, Inc. and Health
            Management Systems, Inc. (Incorporated by reference to Exhibit 10.9 to the Registration Statement)

  10.5(ii)  Amendment No. 1 among HHL Financial Services, Inc., Professional
            Data Services, Inc., and Health Management Systems, Inc. to
            Management and Data Processing Agreement (Incorporated by reference to Exhibit 10.9(ii) to the Company's Annual Report for the year ended October 31, 1993)

  10.6      Termination Agreement, dated as of January 31, 1992, among HHL
            Financial Services, Inc., Health Management Systems, Inc., and the other parties named therein (Incorporated by reference to Exhibit
            10.10 to the Registration Statement)

  10.7(i) Credit Agreement and Guaranty among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., and Quality
            Medi-Cal Adjudication, Incorporated, as Guarantors and The Chase
            Manhattan Bank, N.A., as Bank, dated April 26, 1993, as amended
            (Incorporated by reference to Exhibit 10.12 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended April 30, 1993 and to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

  10.7(ii)  Second Amendment to Credit Agreement and Guaranty, dated as of March
            30, 1995 among Health Management Systems, Inc., Accelerated Claims
            Processing, Inc., and Quality Medi-Cal Adjudication, Incorporated and The Chase Manhattan Bank, N.A. (Incorporated by reference to
            Exhibit 10.12(iii) to the Company's Annual Report on Form 10-K for the year ended October 31, 1995)

  10.7(iii) Credit Agreement and Guaranty Among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., Quality Medi-Cal
            Adjudication, Incorporated, Health Care microsystems, Inc., and CDR
            Associates, Inc., as Guarantors, and The Chase Manhattan Bank, as
            Bank (Incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 31, 1996)

  10.7(iv)  First Amendment to Credit Agreement and Guaranty and Waiver
            (Incorporated by reference to Exhibit 10.1(i) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 31, 1996)

Exhibit
Number
------
  10.8      Leases, dated February 1, 1980, September 24, 1981, September 24,
            1982, and January 6, 1986, as amended, between 401 Park Avenue South
            Associates and Health Management Systems, Inc. (Incorporated by
            reference to Exhibit 10.13 to the Registration Statement and to
            Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended January 31, 1994)

  10.8(i)   Lease, dated as of March 15, 1996, by and between 387 PAS
            Enterprises, as Landlord, and Health Management Systems, Inc., as
            Tenant (Incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 31, 1996)

  10.9      Lease, dated March 20, 1990, between Quality Medi-Cal Adjudication,
            Incorporated and Kilgore Business Park (Incorporated by reference to
            Exhibit 10.14 to the Registration Statement)

  10.10     Master Lease Agreement, effective as of December 1, 1991, between
            Hitachi Data Systems Credit Corporation and Health Management
            Systems, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement)

  10.11(i)  Subscription Agreement, dated as of October 31, 1995, among Health
            Information Systems Corporation ("HISCo") and the Several Persons
            Named in Schedule I thereto (Incorporated by reference to Exhibit
            10.19 (i) to the Company's Annual Report on Form 10-K for the year ending October 31, 1995)

  10.11(ii) Registration Rights Agreement, dated as of October 31, 1995, among
            HISCo and the Several Persons Named in Annex I thereto (Incorporated by reference to Exhibit 10.19 (ii) to the Company's Annual Report on Form 10-K for the year ending October 31, 1995).

 10.11(iii) Asset Purchase Agreement, dated as of June 30, 1995, between HISCo and Policy Management Systems Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated
            June 19, 1995) (Incorporated by reference to Exhibit 10.19(iii) to the Company's Annual Report on Form 10-K for the year ending October
            31, 1995)

  10.11(iv) Services Agreement, dated as of October 31, 1995, between HISCo and
            Health Management Systems, Inc. (Incorporated by reference to
            Exhibit 10.19(iv) to the Company's Annual Report on Form 10-K for the year ending October 31, 1995)

* 10.12 Agreement and Release of Claims dated as of October 29, 1996, by and among HHL Financial Services, Inc., Health Management Systems,Inc., and the First National Bank of Chicago

* 10.13     Lease, dated September 1996, by and between Pacific Corporate Towers
            LLC, Health Management Systems, Inc., and Health Care microsystems,
            Inc.

* 11.0      Computation of Earnings per Share

* 21.1      List of subsidiaries of Health Management Systems, Inc.

* 24.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants

* 24.2      Consent of Ernst & Young LLP, independent certified public accountants

* 24.3 Report of independent certified public accountants on the financial statements of Health Information Systems Corporation as of and for the period ended October 31, 1996

* 24.4 Consent of Coopers & Lybrand LLP, independent certified public accountants

  24.5 Report of independent certified public accountants on the financial statements of Health Care microsystems, Inc. as of December 31, 1994 and 1993 and for the years then ended (Incorporated by reference to Exhibit 24.5 of the Company's Annual Report on Form 10-k for the year ended October 31, 1996.)

* 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only

*           Filed herewith