Form 10-Q
period 1997-01-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1997-03-13
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               ---------------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________


                         Commission File Number 0-20946

                         HEALTH MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                New York                              13-2770433
----------------------------------       ---------------------------------------
         State of Incorporation          (I.R.S. Employer Identification Number)



                 401 Park Avenue South, New York, New York 10016
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (212) 685-4545
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at January 31, 1997
-------------------------------          ---------------------------------------
   Common Stock, $.01 Par Value                   17,677,805 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED JANUARY 31, 1997



PART I      FINANCIAL INFORMATION                                       Page No.

Item 1      Financial Statements

                Consolidated Balance Sheets as of January 31, 1997           1
                (unaudited) and October 31, 1996

                Consolidated Statements of Operations (unaudited) for the    2
                three month periods ended January 31, 1997 and January 31, 1996

                Consolidated Statement of Shareholders' Equity (unaudited)   3
                for the three month period ended January 31, 1997

                Consolidated Statements of Cash Flows (unaudited) for the    4
                three month periods ended January 31, 1997 and January 31, 1996

                Notes to Interim Consolidated Financial Statements           5
                (unaudited)

Item 2      Management's Discussion and Analysis of Results of Operations    6
            and Financial Condition



PART II     OTHER INFORMATION                                                9



SIGNATURES                                                                  10



EXHIBIT INDEX                                                               11

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 January 31,    October 31,
                                                                                    1997           1996
                                                                                 ------------   ------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                     $     18,008         22,340
   Short-term investments                                                              17,299         17,181
   Accounts receivable, net                                                            44,983         42,730
   Other current assets                                                                 6,564          4,706
                                                                                 ------------   ------------
       Total current assets                                                            86,854         86,957

Property and equipment, net                                                             7,649          7,823
Intangible assets, net                                                                  5,211          5,257
Capitalized software costs, net                                                         1,585          1,472
Investments in affiliates                                                               6,808          6,824
Other assets                                                                            1,506          1,310
                                                                                 ------------   ------------

           Total assets                                                          $    109,613        109,643
                                                                                 ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                         $     12,868         19,359
   Amounts payable to affiliates                                                          740            902
   Deferred revenue                                                                     4,305          4,975
   Deferred income taxes                                                                7,739          6,968
                                                                                 ------------   ------------
       Total current liabilities                                                       25,652         32,204

Other  liabilities                                                                      3,165          2,770
Deferred income taxes                                                                       0             57
                                                                                 ------------   ------------
       Total liabilities                                                               28,817         35,031
                                                                                 ------------   ------------


Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
    none issued and outstanding                                                             0              0

   Common stock - $.01 par value; 45,000,000 shares authorized; 17,677,805 shares issued and outstanding at January 31, 1997;
    17,520,991 shares issued and outstanding at October 31, 1996                          177            175
   Capital in excess of par value                                                      66,882         62,541
   Retained earnings                                                                   13,228         11,425
   Unrealized appreciation on short-term investments                                      509            471
                                                                                 ------------   ------------
       Total shareholders' equity                                                      80,796         74,612
                                                                                 ------------   ------------

Commitments and contingencies

           Total liabilities and shareholders' equity                            $    109,613        109,643
                                                                                 ============   ============

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Three months ended
                                                                                         January 31,
                                                                                ----------------------------
                                                                                    1997            1996
                                                                                ------------    ------------
Revenue:
    Trade                                                                       $     21,308          23,467
    Affiliates                                                                           964           2,152
                                                                                ------------    ------------
                                                                                      22,272          25,619

Cost of services:
    Compensation                                                                      11,659          11,755
    Data processing                                                                    1,793           2,165
    Occupancy                                                                          2,143           1,708
    Other                                                                              3,350           4,292
                                                                                ------------    ------------
                                                                                      18,945          19,920
                                                                                ------------    ------------

        Operating margin before amortization of intangibles                            3,327           5,699

    Amortization of intangibles                                                           46              55
                                                                                ------------    ------------

        Operating income                                                               3,281           5,644

Other income:
     Net interest income                                                                 441             251
     Merger related costs                                                               (500)              0
     Equity in (loss) earnings of affiliate                                              (16)            123
                                                                                ------------    ------------
                                                                                         (75)            374

        Income before income taxes                                                     3,206           6,018

Income tax expense                                                                    (1,403)         (2,408)
                                                                                ------------    ------------


        Net income                                                              $      1,803           3,610
                                                                                ============    ============


Earnings per share data:
        Net income per weighted average share of common stock outstanding       $       0.10            0.20
                                                                                ============    ============

        Weighted average shares outstanding                                           18,236          18,180
                                                                                ============    ============


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ IN THOUSANDS)



                                                                                                          Unrealized
                                                          Common Stock          Capital In               Appreciation     Total
                                                      -----------------------
                                                                      Par       Excess Of     Retained  on Short-term  Shareholders'
                                                       Shares        Value      Par Value     Earnings    Investments     Equity
                                                      ----------   ----------   ----------   ----------    ----------   ----------

Balance at October 31, 1996, as originally reported   17,348,841   $      174       57,583       18,301           471       76,529

  Adjustments for Quality Standards in
     Medicine, Inc. ("QSM") pooling of interests         172,150            1        4,958       (6,876)            0       (1,917)

Balance at October 31, 1996, as restated              17,520,991          175       62,541       11,425           471       74,612

  Net income                                                   0            0            0        1,803             0        1,803

  Stock option activity                                   31,975            0          156            0             0          156

  Employee Stock Purchase Plan activity                   36,989            1          430            0             0          431

  Stock issued to retire QSM debt                         87,850            1        1,181        1,182

  Disqualifying dispositions                                   0            0        2,574            0             0        2,574

  Appreciation on
     short-term investments                                    0            0            0            0            38           38

                                                      ==========   ==========   ==========   ==========    ==========   ==========
Balance at January 31, 1997                           17,677,805   $      177       66,882       13,228           509       80,796
                                                      ==========   ==========   ==========   ==========    ==========   ==========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                                                   Three months ended
                                                                                                       January 31,
                                                                                                ---------------------------
                                                                                                    1997           1996
                                                                                                -----------     -----------
Operating activities:
     Net income                                                                                 $    1,803           3,610
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                              729             729
            Software capitalization                                                                   (305)           (279)
            Amortization of intangibles                                                                 46              55
            Provision for doubtful accounts                                                            (17)            283
            Deferred tax expense                                                                       561             355
            Equity in loss (earnings) of affiliate                                                      16            (123)
            Changes in assets and liabilities:
              Increase in accounts receivable                                                       (2,236)         (5,440)
              Decrease(increase) in other current assets                                               716            (471)
              Decrease in accounts payable and accrued expenses                                     (5,309)         (2,243)
              Decrease in amounts payable to affiliates                                               (162)              0
              (Decrease)increase in deferred revenue                                                  (670)          1,246
              Increase in other assets and liabilities, net                                            352             911
                                                                                                -----------     -----------
                  Total adjustments                                                                 (6,279)         (4,977)
                                                                                                -----------     -----------
                       Net cash used in operating activities                                        (4,476)         (1,367)
                                                                                                -----------     -----------

Investing activities:
     Capital asset expenditures                                                                       (363)           (560)
     Proceeds from sale of short-term investments                                                      (80)           (244)
                                                                                                -----------     -----------
                       Net cash used in investing activities                                          (443)           (804)
                                                                                                -----------     -----------

Financing activities:
     Proceeds from issuance of common stock                                                            431           1,567
     Proceeds from exercise of stock options                                                           156           1,521
     Proceeds from issuance of notes payable                                                             0             148
                                                                                                -----------     -----------
                      Net cash provided by financing activities                                        587           3,236
                                                                                                -----------     -----------

Net increase (decrease) in cash and cash equivalents                                                (4,332)          1,065
Cash and cash equivalents at beginning of period                                                    22,340          10,825

                                                                                                ===========     ===========
Cash and cash equivalents at end of period                                                      $   18,008          11,890
                                                                                                ===========     ===========


See accompanying notes to interim consolidated financial statements.

                         HEALTH MANAGEMENT SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  INTERIM UNAUDITED FINANCIAL INFORMATION

    Health Management Systems, Inc. ("HMS" or the "Company") management is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the interim consolidated financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year. The Company completed an acquisition during the first quarter of fiscal year 1997. The acquisition transaction was accounted for using the pooling of interests method of accounting. Accordingly, the historical financial statements have been retroactively restated for all periods presented to reflect the financial position, results of operations, and cash flows for the new consolidated entity. For further details see Note 2 to the Interim Consolidated Financial Statements.

    These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended October 31, 1996 included in the Company's Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission (the "Commission"). However, the reader should be aware that the October 31, 1996 financial statements have been retroactively restated as noted in the preceding paragraph.


2.  MERGER WITH QUALITY STANDARDS IN MEDICINE, INC. ("QSM")

    On November 25, 1996, the Company acquired all the outstanding stock of QSM in exchange for 260,000 of the Company's stock in a merger transaction which was accounted for using the pooling of interests method of accounting.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURES

    Cash paid for income taxes during the quarters ended January 31, 1997 and 1996 was $129,000 and $1,896,000, respectively.

    The Company recorded significant non-cash transactions during the quarters ended January 31, 1997 and 1996. The non-cash transactions included the issuance of 87,850 shares of the Company's common stock to settle $1,182,000 of QSM notes payable plus accrued interest in the quarter ended January 31, 1997. Additionally, the Company recorded $2,574,000 and $407,000 for the quarters ended January 31, 1997 and 1996 as disqualified dispositions related to certain compensatory stock option exercises, which has the effect of reducing the Company's tax liability with an offsetting increase to shareholders' equity.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--THREE MONTH PERIODS ENDED JANUARY 31, 1997 AND 1996


                                OPERATING RESULTS

THREE MONTHS ENDED JANUARY 31, 1997

Revenue for the quarter ended January 31, 1997 was $22,272,000, a decrease of $3,347,000 or 13% from the comparable period in 1996. The Company's proprietary services, Retroactive Claims Reprocessing (RCR)sm, Comprehensive Account Management Services (CAMS)sm, and Third Party Liability Recovery (TPLR)sm, accounted for $14,512,000 or 65% of the Company's consolidated revenue for the first quarter of 1997, compared to $19,385,000 or 76% of consolidated revenue for the comparable period in 1996. Revenue from core proprietary services (proprietary service revenue excluding affiliates) decreased 21% from the comparable period in 1996 principally due to the Company's inability to repeat the strong results in a number of non-recurring TPLR engagements in the quarter ended January 31, 1996. The Company's Electronic Data Interchange (EDI) services revenue was $1,844,000 for the first quarter of 1997, a decrease of $153,000 or 8% from the comparable period in 1996. Revenue from Managed Care Support (MCS) services was $5,916,000, an increase of $1,679,000 or 40% over the comparable period in 1996.

Cost of services for the first quarter of 1997 was $18,945,000, a decrease of $975,000 or 5% from the comparable period in 1996.

Compensation expense, the Company's largest expense component, totalled $11,659,000, a decrease of $96,000 or 1% over the comparable prior period. The slight decrease in compensation expense was primarily the result of lower bonus and profit sharing expense accruals offset by an increase in salary expense. Salaries increased by 11% due primarily to a 19% growth in the average number of employees, offset by salary savings associated with employee turnover.

Data processing expense for the first quarter of 1997 was $1,793,000, a decrease of $372,000 or 17% from the comparable period in 1996. This decrease was attributable to savings associated with the postponement of discretionary purchases.

Occupancy expense for the first quarter of 1997 was $2,143,000, an increase of $435,000 or 25% over the comparable period in 1996. This increase reflects the additional rent and depreciation expense for expansion at the New York corporate facility and expansion in satellite offices.

Other operating expense for the first quarter of 1997 was $3,350,000, a decrease of $942,000 or 22% from the comparable period in 1996. This decrease was principally attributable to lower levels of costs associated with revenue producing projects and professional fees.

Operating margin before amortization of intangible assets for the quarter ended January 31, 1997 was $3,327,000, a decrease of $2,372,000 or 42% from the
$5,699,000 amount realized in the comparable period in 1996. The Company's operating margin rate during the first quarter of 1997 was 15%, compared to the 22% rate experienced in the comparable period in 1996.

Net interest income of $441,000 in the first quarter of 1997 increased by $190,000 from $251,000 in the comparable period in 1996. Additionally, QSM merger related costs of $500,000 were incurred in the first quarter of 1997, compared to none in the comparable period in 1996. The Company reported equity in the loss of affiliate of $16,000 during the first quarter of 1997 as compared to a profit of $123,000 for the comparable period in 1996.

The Company's income tax expense for the first quarter of 1997 was $1,403,000, resulting in an effective tax rate of approximately 43.8%. This compares to income tax expense of $2,408,000 and an effective tax rate of approximately 40.0% for the comparable period in 1996. The decrease in income tax expense was primarily due to the Company's lower pre-tax profit. The increase in effective tax rate was primarily attributable to an abnormally low tax rate in 1996 due to the non-taxability of income from CDR Associates, Inc., which was an S corporation prior to its merger with the Company in April 1996.

Net income for the three month period ended January 31, 1997 decreased to $1,803,000, a 50% decrease compared to $3,610,000 reported in the comparable prior year period. After excluding the QSM merger-related costs, net income decreased by 36%, from $3,610,000 to $2,303,000.

The Company's performance translates to earnings per share for the three month period ended January 31, 1997 of $0.10, a decrease of $0.10 or 50% from the $0.20 per share reported in the comparable period in 1996. After excluding the QSM merger-related costs, earnings per share decreased by $0.07, or 35%.

                         LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had $61,202,000 in net working capital, an increase of $6,449,000 over the level at October 31, 1996. The Company's principal sources of liquidity at January 31, 1997 consisted of cash, cash equivalents, and short-term investments aggregating $35,307,000, net accounts receivable of $44,983,000, and an unused $40,000,000 line of credit. Accounts receivable at January 31, 1997 reflected an increase of $2,253,000 or 5% over the October 31, 1996 balance. There has been no significant change in the nature, age, or composition of the Company's accounts receivable portfolio.


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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION



Item 1    Legal Proceedings--No material legal proceedings are pending

Item 2    Changes in Securities--None

Item 3    Defaults Upon Senior Securities--Not applicable

Item 4    Submission of Matters to a Vote of Security Holders--None

Item 5    Other Information--None

Item 6    Exhibits and Reports on Form 8-K

             (a)  Exhibits--See Exhibit Index

             (b)  Reports on Form 8-K


                  Current Report on Form 8-K, dated November 25, 1996 - Item 5. Other Matters, Item 7. Financial Statements and Exhibits

                  Current Report on Form 8-K, dated December 31, 1996 - Item 5. Other Matters

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 13, 1997                 HEALTH MANAGEMENT SYSTEMS, INC.
                                      --------------------------------
                                                   (Registrant)


                                      /s/Phillip Siegel
                                      --------------------------------
                                      Phillip Siegel
                                      Vice President and Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



      EXHIBIT
      NUMBER                    DESCRIPTION OF EXHIBIT

        11                      Computations of Earnings Per Share

        27                      Financial Data Schedule