Form 10-Q
period 1997-04-30
HEALTH MANAGEMENT SYSTEMS INC
filed 1997-06-13
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       April 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from  _______________ to ___________________


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


Indicate by check [root] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                                   Outstanding at May 31, 1997
          Common Stock, $.01 Par Value                            17,709,793 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED APRIL 30, 1997


PART I         FINANCIAL INFORMATION                                                      Page No.
Item 1         Financial Statements
                    Consolidated Balance Sheets as of April 30, 1997 (unaudited)                1
                    and October 31, 1996

                    Consolidated Statements of Operations (unaudited) for the three             2
                    month and six month periods ended April 30, 1997 and April
                    30, 1996

                    Consolidated Statement of Shareholders' Equity (unaudited) for              3
                    the six month period ended April 30, 1997

                    Consolidated Statement of Cash Flows (unaudited) for the                    4
                    three month and six month periods ended April 30, 1997 and
                    April 30, 1996

                    Notes to Interim Consolidated Financial Statements (unaudited)              5

Item 2         Management's Discussion and Analysis of Results of Operations and                7
               Financial Condition

PART II        OTHER INFORMATION                                                                11

SIGNATURES                                                                                      12

EXHIBIT INDEX                                                                                   13

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)


                                                                                     April 30,   October 31,
                                                                                       1997         1996
                                                                                       ----         ----
                                                                                    (Unaudited)
                                ASSETS

Current assets:
 Cash and cash equivalents                                                           $ 18,462       22,340
 Short-term investments                                                                17,588       17,181
 Accounts receivable, net                                                              41,670       42,730
 Other current assets                                                                   7,008        4,706
                                                                                     --------      -------
     Total current assets                                                              84,728       86,957

Property and equipment, net                                                             7,708        7,823
Intangible assets, net                                                                 12,336        5,257
Capitalized software costs, net                                                         3,100        1,472
Investments in affiliates                                                                   0        6,824
Other assets                                                                            2,077        1,310
                                                                                     --------      -------
         Total assets                                                                $109,949      109,643
                                                                                     ========      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                               $ 14,320       19,676
 Amounts payable to affiliates                                                              0          585
 Deferred revenue                                                                       5,291        4,975
 Deferred income taxes                                                                  6,807        6,968
                                                                                     --------      -------
     Total current liabilities                                                         26,418       32,204

Other  liabilities                                                                      2,010        2,770
Deferred income taxes                                                                       0           57
                                                                                     --------      -------
     Total liabilities                                                                 28,428       35,031
                                                                                     --------      -------

Shareholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized;
  none issued and outstanding                                                               0            0

 Common stock - $.01 par value; 45,000,000 shares authorized;
  17,709,783 shares issued and outstanding at April 30, 1997;
  17,520,991 shares issued and outstanding at October 31, 1996                            177          175
 Capital in excess of par value                                                        67,334       62,541
 Retained earnings                                                                     13,509       11,425
 Unrealized appreciation on short-term investments                                        501          471
                                                                                     --------      -------
     Total shareholders' equity                                                        81,521       74,612
                                                                                     --------      -------
Commitments and contingencies

         Total liabilities and shareholders' equity                                  $109,949      109,643
                                                                                     ========      =======

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   ($ In Thousands, Except Per Share Amounts)

                                                                                  Three months ended           Six months ended
                                                                                      April 3                      April 30,
                                                                                 1997           1996          1997          1996
                                                                                 ----           ----          ----          ----
Revenue:
    Trade                                                                      $ 19,821        23,491        42,049        46,958
    Affiliates                                                                      287         2,216           331         4,368
                                                                               --------        ------        ------        ------
                                                                                 20,108        25,707        42,380        51,326

Cost of services:
    Compensation                                                                 13,505        11,892        25,164        23,647
    Data processing                                                               1,795         2,112         3,588         4,277
    Occupancy                                                                     2,416         1,775         4,559         3,483
    Other                                                                         4,603         4,459         7,953         8,751
                                                                               --------        ------        ------        ------
                                                                                 22,319        20,238        41,264        40,158
                                                                               --------        ------        ------        ------

        Operating (loss) margin before amortization of intangibles               (2,211)        5,469         1,116        11,168

    Amortization of intangibles                                                     239            55           285           110
                                                                               --------        ------        ------        ------
        Operating (loss) income                                                  (2,450)        5,414           831        11,058

Other income:
     Net interest income                                                          1,331           228         1,772           479
     Merger related costs                                                           (37)         (489)         (537)         (489)
     Equity in (loss) earnings of affiliate                                        (294)          174          (310)          297
                                                                               --------        ------        ------        ------
                                                                                  1,000           (87)          925           287

        (Loss) income before income taxes                                        (1,450)        5,327         1,756        11,345

Income tax benefit (expense)                                                      1,731        (2,225)          328        (4,633)
                                                                               --------        ------        ------        ------

        Net income                                                             $    281         3,102         2,084         6,712
                                                                               ========        ======        ======        ======

Earnings per share data:
        Net income per weighted average share of common stock outstanding      $   0.02          0.17          0.12          0.37
                                                                               ========        ======        ======        ======
        Weighted average shares outstanding                                      17,832        18,477        18,034        18,329
                                                                               ========        ======        ======        ======

See accompanying notes to interim consolidated financial statements

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ In Thousands)


                                                         Common Stock            Capital In
                                                       -----------------    ---------------------    Appreciation        Total
                                                                   Par      Excess Of    Retained   on  Short-term    Shareholders'
                                                        Shares     Value    Par Value    Earnings     Investments        Equity
                                                        ------     -----    ---------    --------     -----------        ------
Balance at October 31, 1996, as originally reported   17,348,841   $174      57,583       18,301        471              76,529

    Adjustments for Quality Standards in
       Medicine, Inc. ("QSM") pooling of interests       172,150      1       4,958       (6,876)         0              (1,917)
                                                      ----------   ----     -------      -------    -------           ---------
Balance at October 31, 1996, as restated              17,520,991    175      62,541       11,425        471              74,612

    Net income                                                 0      0           0        2,084          0               2,084

    Stock option activity                                 37,913      0         233            0          0                 233

    Employee Stock Purchase Plan activity                 63,029      1         552            0          0                 553

    Stock issued to retire QSM debt                       87,850      1       1,434            0          0               1,435

    Disqualifying dispositions                                 0      0       2,574            0          0               2,574

    Appreciation on
       short-term investments                                  0      0           0            0         30                  30
                                                      ----------   ----     -------      -------    -------           ---------
Balance at April 30, 1997                             17,709,783   $177      67,334       13,509        501              81,521
                                                      ==========   ====     =======      =======    =======           =========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                ($ In Thousands)

                                                                                   Three months ended        Six months ended
                                                                                        April 30,                April 30,
                                                                                    1997         1996        1997         1996
                                                                                    ----         ----        ----         ----
Operating activities:
  Net income                                                                      $    281       3,102       2,084       6,712
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                  1,219         846       1,994       1,630
      Software capitalization                                                         (477)       (272)       (782)       (551)
      Provision for doubtful accounts                                                 (109)         14        (126)        297
      Deferred tax (benefit) expense                                                  (932)        133        (371)        488
      Equity in loss (earnings) of affiliate                                           295        (231)        311        (354)
      Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                    4,888      (8,253)      2,652     (13,693)
       Decrease (increase) in other current assets                                     161         406         877         (65)
       Increase (decrease) in accounts payable and accrued expenses                    569      (1,032)     (4,740)     (3,275)
       Decrease in amounts payable to affiliates                                      (585)          0        (747)          0
       Increase (decrease) in deferred revenue                                         264        (627)       (406)        619
       Decrease (increase) in other assets and liabilities, net                       (906)        326        (554)      1,237
                                                                                  --------      ------      ------     -------
           Total adjustments                                                         4,387      (8,690)     (1,892)    (13,667)
                                                                                  --------      ------      ------     -------
                Net cash provided by (used in) operating activities                  4,668      (5,588)        192      (6,955)
                                                                                  --------      ------      ------     -------

Investing activities:
  Capital asset expenditures                                                          (458)     (1,039)       (821)     (1,599)
  Acquisition of Health Information Services Corporation, net of cash acquired      (3,689)          0      (3,689)          0
  Proceeds from sale of short-term investments                                        (266)       (393)       (346)       (637)
                                                                                  --------      ------      ------     -------
                Net cash used in investing activities                               (4,413)     (1,432)     (4,856)     (2,236)
                                                                                  --------      ------      ------     -------

Financing activities:
  Proceeds from issuance of common stock                                               122         200         553       1,767
  Proceeds from exercise of stock options                                               77       1,719         233       3,240
  Proceeds from issuance of notes payable                                                0           0           0         148
                                                                                  --------      ------      ------     -------
               Net cash provided by financing activities                               199       1,919         786       5,155
                                                                                  --------      ------      ------     -------

Net increase (decrease) in cash and cash equivalents                                   454      (5,101)     (3,878)     (4,036)
Cash and cash equivalents at beginning of period                                    18,008      11,890      22,340      10,825
                                                                                  --------      ------      ------     -------
Cash and cash equivalents at end of period                                        $ 18,462       6,789      18,462       6,789
                                                                                  ========      ======      ======     =======

See accompanying notes to interim consolidated financial statements.

                         HEALTH MANAGEMENT SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   UNAUDITED INTERIM FINANCIAL INFORMATION

     Health Management Systems, Inc. ("HMS" or the "Company") management is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year. The Company completed an acquisition during the second quarter of fiscal year 1997. The acquisition transaction was accounted for using the purchase method of accounting. For further details see Note 2 to the Interim Consolidated Financial Statements.

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended October 31, 1996 included in the Company's Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission (the "Commission"). However, the reader should be aware that the October 31, 1996 financial statements have been retroactively restated for the acquisition of Quality Standards in Medicine, Inc. ("QSM") as noted in the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.

2.   ACQUISITION OF HEALTH INFORMATION SYSTEMS, INC. ("HISCo")

     In March 1997, the Company, which owned 43% of HISCo's stock, acquired the remaining 57% of HISCo's stock for $3,689,000, net of cash acquired. HISCo has been renamed HSA Managed Care Systems, Inc. ("HSA"). HSA provides automated business and information solutions, including software and services, to the bearers of risk in the health care industry.

     The acquisition was accounted for using the purchase method of accounting and accordingly the results of operations of HSA from the date of acquisition through April 30, 1997 are included in the accompanying unaudited interim financial statements. The $2,309,000 excess of the purchase price over fair market value of the net assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

3.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for income taxes during the quarters ended April 30, 1997 and 1996 was $50,000 and $2,570,000, respectively. Cash paid for income taxes during the six months ended April 30, 1997 and 1996 was $179,000 and $4,444,000, respectively.

     The Company recorded significant non-cash transactions during the six months ended April 30, 1997 and 1996. The non-cash transactions included the issuance of 87,850 shares of the Company's common stock to settle $1,435,000 of QSM notes payable plus accrued interest in the six months ended April 30, 1997. Additionally, the Company recorded $2,574,000 and $708,000 for the six months ended April 30, 1997 and 1996 as disqualified dispositions related to certain compensatory stock option exercises, which has the effect of reducing the Company's tax liability with an offsetting increase to shareholders' equity.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earning Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of January 31, 1998. This statement is not expected to have a material impact on the Company's financial statements.

5.   RELATED PARTIES

     Effective April 16, 1997, the Company guaranteed all of the obligations of Robert V. Nagelhout to The Chase Manhattan Bank (the "Bank") arising under a $1,600,000 loan made by the Bank to Mr. Nagelhout. Mr. Nagelhout is a director of the Company and the Chief Executive Officer of the Company's Health Care microsystems, Inc. ("HCm") subsidiary. The loan is payable on a monthly basis as to interest only, at an interest rate equal to the prime rate announced from time to time by the Bank. The loan will mature on April 16, 1999, at which time the entire unpaid principal balance of the Loan, together with accrued and unpaid interest, will become due and payable.

     Mr. Nagelhout has granted the Company a first security interest in 500,000 shares of HMS Common Stock owned by him to secure the Company's guaranty of his loan obligations to the Bank.

6.   SUBSEQUENT EVENTS

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company would repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares will be deposited in the Company's treasury and used for general corporate purposes.

     On the same date, the Board of Directors also authorized a stock option exchange program for employee participants in the Company's Stock Option and Restricted Stock Purchase Plan. Eligible employees who hold options ("Old Options") with exercise prices in excess of $10.00 per share will be able to exchange them for options ("New Options") exercisable for a lesser number of shares with an exercise price equal to the average price of the Company's Common Stock on the Nasdaq National Market System on June 2, 1997. The exact number of shares of Common Stock underlying each New Option will depend on the exercise price of the Old Option exchanged. Approximately 1,600,000 Old Options are eligible to be exchanged for New Options. If all eligible Old Options are exchanged approximately 900,000 New Options will be issued. Certain executive officers of the Company are either ineligible to participate, or have limitations on their ability to participate, in the option exchange.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

                                OPERATING RESULTS

THREE MONTHS ENDED APRIL 30, 1997

Revenue for the quarter ended April 30, 1997 was $20,108,000, a decrease of $5,599,000 or 22% from the comparable period in 1996. The Company's Revenue Enhancement Services, previously referred to as the Company's proprietary services which included Retroactive Claims Reprocessing ("RCR") Services, Third Party Liability Recovery ("TPLR") Services and Comprehensive Account Management Services ("CAMS"), accounted for $10,686,000 or 53% of the Company's consolidated revenue for the second quarter of 1997, compared to $18,988,000 or 74% of consolidated revenue for the comparable period in 1996. Revenue from Revenue Enhancement Services decreased 44% from the comparable period principally due to the non-recurrence in 1997 of one-time projects in 1996 and the expiration of a major contact. This contract is in the process of being renewed at a lower rate and with a smaller scope. Revenue from Managed Care Support ("MCS") services was $6,102,000, an increase of $1,631,000 or 36% over the comparable period in 1996. Revenue from HSA was $1,794,000 for the second quarter of 1997. There is no comparable prior period revenue for HSA because HSA was acquired on March 18, 1997 in a transaction accounted for under the purchase method of accounting. The Company's Electronic Data Interchange ("EDI") services revenue was $1,526,000 for the second quarter of 1997, a decrease of $722,000 or 32% from the comparable period in 1996.

Cost of services for the second quarter of 1997 was $22,319,000, an increase of $2,081,000 or 10% from the comparable period in 1996.

Compensation expense, the Company's largest expense component, totaled $13,505,000, an increase of $1,613,000 or 14% over the comparable prior period. Salaries increased by 24% due to the acquisition of HSA, which increased compensation expense by $1,102,000, and a 17% growth in the average number of employees in other operations. Increases in the salary component were partially offset by lower bonus and profit sharing expense accruals.

Data processing expense for the second quarter of 1997 was $1,795,000, a decrease of $317,000 or 15% from the comparable period in 1996. This decrease was attributable to lower levels of variable cost associated with a reduction in revenue from Revenue Enhancement Services and other general cost savings.

Occupancy expense for the second quarter of 1997 was $2,416,000, an increase of $641,000 or 36% over the comparable period in 1996. This increase reflects the additional rent and depreciation expense for expansion at the New York corporate facility and expansion in satellite offices.

Other operating expense for the second quarter of 1997 was $4,603,000, an increase of $144,000 or 3% from the comparable period in 1996. This increase was principally attributable to the timing of certain unbilled expenses related to revenue producing projects, and was offset by lower direct project costs and bad debt expense.

Operating loss before amortization of intangible assets for the quarter ended April 30, 1997 was $2,211,000, a decrease of $7,680,000 or 140% from the
$5,469,000 of operating margin before amortization of intangible assets realized in the comparable period in 1996.

Net interest income of $1,331,000 in the second quarter of 1997 increased by $1,103,000 from $228,000 in the comparable period in 1996. The increase in interest income was primarily attributable to a reversal of interest expense of $887,000 as a result of a favorable resolution to an Internal Revenue Services audit ("IRS audit resolution"). The Company reported equity in the loss of affiliate of $294,000 during the second quarter of 1997 as compared to earnings of $174,000 for the comparable period in 1996.

The Company's income tax benefit for the second quarter of 1997 was $1,731,000, of which $1,093,000 resulted from the IRS audit resolution. This compares to income tax expense of $2,225,000 for the comparable period in 1996. The Company's effective tax rate, exclusive of the effect of the IRS audit resolution, for the second quarter 1997 and 1996 were approximately 44.0% and 41.8%, respectively.

Net income for the three month period ended April 30, 1997 was $281,000 a decrease of $2,821,000, or 91% compared to $3,102,000 reported in the comparable prior year period.

The Company's earnings per share for the three month period ended April 30, 1997 was $0.02, a decrease of $0.15 or 88% from the $0.17 per share reported in the comparable period in 1996. Excluding all one-time events, the Company experienced a loss per share of $0.07 compared to an earnings per share of $0.19 for the comparable prior period.

SIX MONTHS ENDED APRIL 30, 1997

Revenue for the six months ended April 30, 1997 was $42,380,000, a decrease of $8,946,000 or 17% from the comparable period in 1996. Revenue from Revenue Enhancement Services was $25,198,000, a decrease of $13,175,000 or 34%, principally due to the non-recurrence in 1997 of one-time projects in 1996 and the expiration of a major contract. Revenue from MCS services was $12,018,000, an increase of $3,310,000 or 38% over the comparable prior year period. Revenue from HSA was $1,794,000. There are no comparable prior year figures since HSA was acquired on March 18, 1997 in a transaction accounted for under the purchase method of accounting. Revenue from EDI services was $3,370,000, a decrease of $875,000 or 21% from the comparable period in 1996.

Cost of services for the six months ended April 30, 1997 was $41,264,000, an increase of $1,106,000 or 3% over the comparable period in 1996.

Compensation expense of $25,164,000 increased $1,517,000 or 6% over the comparable period in 1996. This increase is primarily due to the acquisition of HSA which increased salary expense by $1,102,000. Increased average headcount in other operations was partially offset by lower bonus and profit sharing accruals.

Data processing expense was $3,588,000, a decrease of $689,000 or 16% from the comparable period in 1996. This decrease was attributable to lower variable costs associated with a reduction in revenue from Revenue Enhancement Services and other general cost savings.

Occupancy expense was $4,559,000, an increase of $1,076,000 or 31% over the comparable period in 1996. This increase reflects the additional rent and depreciation expense for the expansion of the New York corporate facility and expansion in satellite offices.

Other operating expense was $7,953,000, a decrease of $798,000 or 9% from the comparable period in 1996. This decrease was principally attributable to lower levels of direct project costs and bad debt expense.

Operating margin before amortization of intangible assets for the six months ended April 30, 1997 was $1,116,000, a decrease of $10,052,000 or 90% from the $11,168,000 amount realized in the comparable period in 1996. The Company's operating margin rate before amortization of intangible assets was 2.6%, compared to 21.8% in 1996.

Net interest income of $1,772,000 in the six months ended April 30, 1997 increased by $1,293,000 from $479,000 in the comparable period in 1996, primarily due to a reversal of accrued interest expense resulting from the IRS audit resolution. Merger related costs of $537,000 were incurred in the six months ended April 30, 1997 related to the merger with QSM in November 1996 as compared to $489,000 in the six months ended April 30, 1996 related to the Company's merger with CDR Associates, Inc. ("CDR") in April 1996.

The Company's income tax benefit for the six months ended April 30, 1997 was $328,000, resulting primarily from the IRS audit resolution of $1,093,000. The Company's effective tax rate, exclusive of the effect of the IRS audit resolution, for the six months ended April 30, 1997 was approximately 43.6%. This compares to income tax expense of $4,633,000 and an effective tax rate of approximately 40.8% for the comparable period in 1996. The effective tax rate has increased from the comparable prior period due to non-taxable income in the first six months of 1996 resulting from the CDR merger and non-taxable income from the equity in earnings of an affiliate.

Net income for the six month period ended April 30, 1997 was $2,084,000, a decrease of $4,628,000 or 69% to from the comparable prior period.

The Company's earnings per share for the six month period ended April 30, 1997 was $0.12, a decrease of $0.25 or 68% compared to $0.37 in the comparable prior period. Excluding all one-time events, the Company's earnings per share of $0.06 compared to $0.39 for the comparable prior period.

                         LIQUIDITY AND CAPITAL RESOURCES


At April 30, 1997, the Company had $58,310,000 in net working capital, an increase of $3,557,000 over the level at October 31, 1996. The Company's principal sources of liquidity at April 30, 1997 consisted of cash, cash equivalents, and short-term investments aggregating $36,050,000, net accounts receivable of $41,670,000, and an available balance of $38,400,000 under a line of credit. Accounts receivable at April 30, 1997 reflected a decrease of $1,060,000 or 2.5% from the October 31, 1996 balance. There has been no significant change in the nature, age, or composition of the Company's accounts receivable portfolio.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company would repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares will be deposited in the Company's treasury and used for general corporate purposes.



                                    * * * * *



This document contains forward-looking statements. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the health care industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the ability of HMS to contain costs, to grow internally or by acquisition and to integrate acquired businesses into the HMS group of companies, (ii) the uncertainties of litigation, (iii) changing conditions in the health care industry which could simplify the reimbursement process and/or data management requirements associated with the health care transfer payment process and adversely affect HMS's business, (iv) government regulatory and political pressures which could reduce the rate of growth of health care expenditures, (v) competitive actions by other companies, and (vi) other risks, as noted in HMS's registration statements and periodic reports filed with the Commission.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION



Item 1        Legal Proceedings  -- Four purported class action lawsuits have been filed against the
              Company and certain of its present and former officers and directors:
              1) Baker v. Health Management Systems. Inc., et al., No. 97-CIV-1865;
              2) Zola v. Health Management Systems, Inc., et. al., No. 97-CIV-2112;
              3) Ronis v. Health Management Systems, Inc., et. al., No. 97-CIV-2535; and
              4) Korsinky v. Health Management Systems, Inc., et. al., No. 97-CIV-3637
              The Complaints in these lawsuits, which are pending in the United States Court for the Southern District of New York, allege violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements and seek damages in an unspecified amount.  The Company intends to vigorously defend these lawsuits.

Item 2        Changes in Securities  -- None

Item 3        Defaults Upon Senior Securities  -- Not applicable

Item 4        Submission of Matters to a Vote of Security Holders  -- None

Item 5        Other Information  -- None

Item 6        Exhibits and Reports on Form 8-K  -- None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 13, 1997              HEALTH MANAGEMENT SYSTEMS, INC.
                                  -------------------------------
                                           (Registrant)



                                  /s/   Phillip Siegel
                                  ------------------------------------------
                                  Phillip Siegel
                                  Vice President and Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX




EXHIBIT             DESCRIPTION OF EXHIBIT
NUMBER
   2.1              Agreement and Plan of Merger, dated as of March 18, 1997, by and among
                    Health Management Systems, Inc., HISCo Acquisition Corp., Health
                    Information Systems Corporation and HSA Managed Care Systems, Inc.

  10.1              Guaranty Agreement, dated as of April 16, 1997, between Health Management
                    Systems, Inc. and The Chase Manhattan Bank.

  10.2              Second Amendment to Credit Agreement and Guaranty, dated as of April 16,
                    1997, among Health Management Systems, Inc., Accelerated Claims
                    Processing, Inc., Quality Medical Adjucation, Incorporated, Health Care
                    microsystems, Inc., CDR Associates, Inc., and The Chase Manhattan Bank.

  10.3              Security Agreement, dated as of April 16, 1997, by and between Robert V.
                    Nagelhout and Health Management Systems, Inc.

  10.4              Promissory note, dated as of April 16, 1997, by and between Robert V.
                    Nagelhout and The Chase Manhattan Bank.

  11                Computations of Earnings Per Share

  27                Financial Data Schedule  (Submitted for informational purposes only and not deemed to be filed)
