Form 10-Q
period 1997-07-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1997-09-15
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     July 31, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________


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



Indicate by check "x" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. "x"  Yes    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                                    Outstanding at August 31, 1997
          Common Stock, $.01 Par Value                                              17,517,940 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JULY 31, 1997


PART I          FINANCIAL INFORMATION                                               Page No.
Item 1          Financial Statements
                      Consolidated Balance Sheets as of July 31, 1997                  1
                      (unaudited) and October 31, 1996

                      Consolidated Statements of Operations                            2
                      (unaudited) for the three month and nine month
                      periods ended July 31, 1997 and July 31, 1996

                      Consolidated Statement of Shareholders' Equity                   3
                      (unaudited) for the nine month period ended July
                      31, 1997

                      Consolidated Statements of Cash Flows                            4
                      (unaudited) for the three month and nine month
                      periods ended July 31, 1997 and July 31, 1996

                      Notes to Interim Consolidated Financial                          5
                      Statements (unaudited)

Item 2          Management's Discussion and Analysis of Results of                     7
                Operations and Financial Condition




PART II         OTHER INFORMATION                                                     11



SIGNATURES                                                                            12

EXHIBIT INDEX                                                                         13

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)


                                                                              July 31,      October 31,
                                                                               1997           1996
                                                                               ----           ----
                                                                            (Unaudited)
                                Assets
Current assets:
 Cash and cash equivalents                                                   $   20,892       22,340
 Short-term investments                                                          18,109       17,181
 Accounts receivable, net                                                        36,682       42,730
 Other current assets                                                             3,972        4,706
     Total current assets                                                        79,655       86,957
                                                                             ----------      -------
Property and equipment, net                                                       7,437        7,823
Intangible assets, net                                                           14,798        5,257
Capitalized software costs, net                                                   2,142        1,472
Investments in affiliates                                                             0        6,824
Other assets                                                                      3,766        1,310
                                                                             ----------      -------
         Total assets                                                        $  107,798      109,643
                                                                             ==========      =======

                            Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses                                       $   14,046       19,676
 Amounts payable to affiliates                                                        0          585
 Deferred revenue                                                                 4,918        4,975
 Deferred income taxes                                                            7,561        6,968
                                                                             ----------      -------
     Total current liabilities                                                   26,525       32,204

Other  liabilities                                                                1,744        2,770
Deferred income taxes                                                                 0           57
                                                                             ----------      -------
     Total liabilities                                                           28,269       35,031
                                                                             ----------      -------

Shareholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized;
  none issued and outstanding                                                         0            0

 Common stock - $.01 par value; 45,000,000 shares authorized;
  17,511,686 shares issued and outstanding at July 31, 1997;
  17,520,991 shares issued and outstanding at October 31, 1996                      177          175
 Capital in excess of par value                                                  67,029       62,541
 Retained earnings                                                               12,906       11,425
 Unrealized appreciation on short-term investments                                  675          471
                                                                             ----------      -------
                                                                                 80,787       74,612

 Less treasury stock, at cost (237,500 shares)                                   (1,258)           0
                                                                             ----------      -------
     Total shareholders' equity                                                  79,529       74,612
                                                                             ----------      -------

Commitments and contingencies

         Total liabilities and shareholders' equity                          $  107,798      109,643
                                                                             ==========      =======

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   ($ In Thousands, Except Per Share Amounts)


                                                                                   Three months end      Nine months ended
                                                                                         July 31,             July 31,
                                                                                    1997       1996       1997       1996
                                                                                    ----       ----       ----       ----
Revenue:
    Trade                                                                         $22,103      25,807    64,152       72,765
    Affiliates                                                                          0         128       331        4,496
                                                                                   22,103      25,935    64,483       77,261
                                                                                  -------      ------    ------       ------
Cost of services:
    Compensation                                                                   13,784      14,295    38,948       37,942
    Data processing                                                                 1,739       4,136     5,327        8,413
    Occupancy                                                                       2,637       2,111     7,196        5,594
    Other                                                                           4,903       8,013    12,856       16,764
                                                                                  -------      ------    ------       ------
                                                                                   23,063      28,555    64,327       68,713
                                                                                  -------      ------    ------       ------

        Operating (loss) margin before amortization of
         intangibles                                                                 (960)     (2,620)      156        8,548

    Amortization of intangibles                                                       512          51       797          161
                                                                                  -------      ------    ------       ------

        Operating (loss) income                                                    (1,472)     (2,671)     (641)       8,387

Other income:
     Net interest income                                                              437         186     2,209          665
     Loss on investment                                                                 0        (927)        0         (927)
     Merger related costs                                                               0           0      (537)        (489)
     Equity in (loss) earnings of affiliate                                             0        (109)     (310)         188
                                                                                  -------      ------    ------       ------
                                                                                      437        (850)    1,362         (563)

        (Loss) income before income taxes                                          (1,035)     (3,521)      721        7,824

Income tax benefit (expense)                                                          432       1,424       760       (3,209)
                                                                                  -------      ------    ------       ------

        Net (loss) income                                                         $  (603)     (2,097)    1,481        4,615
                                                                                  =======      ======    ======       ======

Earnings per share data:
        Net (loss) income per weighted average share of
         common stock outstanding                                                 $ (0.03)      (0.12)     0.08         0.25
                                                                                  =======      ======    ======       ======

        Weighted average shares outstanding                                        17,627      17,365    17,936       18,448
                                                                                  =======      ======    ======       ======

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ In Thousands)


                                                                                                                  Unrealized
                                                               Common Stock        Capital In                    Appreciation
                                                                           Par      Excess Of      Retained      on Short-term
                                                          Shares          Value     Par Value      Earnings       Investments
                                                          ------          -----     ---------      --------       -----------
Balance at October 31, 1996, as originally reported      17,348,841        $174       57,583        18,301             471

    Adjustments for Quality Standards in
       Medicine, Inc. ("QSM") pooling of interests          172,150           1        4,958        (6,876)              0
                                                         ----------        ----       ------        ------             ---
Balance at October 31, 1996, as restated                 17,520,991         175       62,541        11,425             471

    Net income                                                    0           0            0         1,481               0

    Stock option activity                                    55,455           0          289             0               0

    Employee Stock Purchase Plan activity                    84,890           1          636             0               0

    Stock issued to retire QSM debt                          87,850           1        1,434             0               0

    Stock options issued to non-employees                         0           0           87             0               0

    Treasury stock                                         (237,500)          0            0             0               0

    Disqualifying dispositions                                    0           0        2,042             0               0

    Appreciation on
       short-term investments                                     0           0            0             0             204
                                                         ----------        ----       ------        ------             ---
Balance at July 31, 1997                                 17,511,686        $177       67,029        12,906             675
                                                         ==========        ====       ======        ======             ===



                                                                           Total
                                                          Treasury      Shareholders'
                                                            Stock          Equity
                                                            -----          ------
Balance at October 31, 1996, as originally reported           0           76,529

    Adjustments for Quality Standards in
       Medicine, Inc. ("QSM") pooling of interests            0           (1,917)
                                                         ------           ------
Balance at October 31, 1996, as restated                      0           74,612

    Net income                                                0            1,481

    Stock option activity                                     0              289

    Employee Stock Purchase Plan activity                     0              637

    Stock issued to retire QSM debt                           0            1,435

    Stock options issued to non-employees                     0               87

    Treasury stock                                       (1,258)          (1,258)

    Disqualifying dispositions                                0            2,042

    Appreciation on
       short-term investments                                 0              204
                                                         ------           ------
Balance at July 31, 1997                                 (1,258)          79,529
                                                         ======           ======

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                ($ In Thousands)

                                                                             Three months end             Nine months ended
                                                                                  July 31,                     July 31,
                                                                             1997          1996          1997          1996
                                                                             ----          ----          ----          ----
Operating activities:
  Net (loss) income                                                       $   (603)       (2,097)        1,481         4,615
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
      Loss on investment                                                         0           927             0           927
      Depreciation and amortization                                          1,389           806         3,383         2,436
      Software capitalization                                                 (334)         (283)       (1,116)         (834)
      Increase (Decrease) in Provision for doubtful accounts                  (126)        2,871          (252)        3,168
      Deferred tax expense                                                     754           138           383           626
      Equity in loss (earnings) of affiliate                                     0           137           311          (217)
      Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                            5,191        (5,247)        7,843       (18,940)
       Decrease (increase) in other current assets                           2,525        (3,998)        3,402        (4,063)
       Increase (decrease) in accounts payable and accrued expenses           (279)        6,782        (5,019)        3,507
       Increase (decrease) in amounts payable to affiliates                      0         2,038          (747)        2,038
       Increase (decrease) in deferred revenue                                (373)          442          (779)        1,061
       Decrease (increase) in other assets and liabilities, net             (1,955)          126        (2,509)        1,363
                                                                          --------        ------        ------       -------
           Total adjustments                                                 6,792         4,739         4,900        (8,928)
                                                                          --------        ------        ------       -------
                Net cash provided by (used in) operating activities          6,189         2,642         6,381        (4,313)
                                                                          --------        ------        ------       -------

Investing activities:
  Capital asset expenditures                                                  (234)       (1,672)       (1,055)       (3,271)
  Acquisition of assets of subsidiaries of GHS, Inc.                        (2,146)            0        (2,146)            0
  Acquisition of Health Information Systems Corporation, net of cash
   acquired                                                                      0             0        (3,689)            0
  Net decrease (increase) in short-term investments                           (347)        1,771          (693)        1,134
                                                                          --------        ------        ------       -------
                Net cash provided by (used in) investing activities         (2,727)           99        (7,583)       (2,137)
                                                                          --------        ------        ------       -------

Financing activities:
  Proceeds from issuance of common stock                                        84           334           637         2,101
  Proceeds from exercise of stock options                                      142         2,174           375         5,414
  Treasury stock acquisition                                                (1,258)            0        (1,258)            0
  Proceeds from issuance of notes payable                                        0             0             0           148
                                                                          --------        ------        ------       -------
               Net cash provided by (used in) financing activities          (1,032)        2,508          (246)        7,663
                                                                          --------        ------        ------       -------

Net increase (decrease) in cash and cash equivalents                         2,430         5,249        (1,448)        1,213
Cash and cash equivalents at beginning of period                            18,462         6,789        22,340        10,825
                                                                          --------        ------        ------       -------

Cash and cash equivalents at end of period                                $ 20,892        12,038        20,892        12,038
                                                                          ========        ======        ======        ======

See accompanying notes to interim consolidated financial statements.

                         HEALTH MANAGEMENT SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    UNAUDITED INTERIM FINANCIAL INFORMATION

      Health Management Systems, Inc. ("HMS" or the "Company") management is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The Company completed an acquisition during the third quarter of fiscal year 1997. The acquisition transaction was accounted for using the purchase method of accounting. For further details see Note 2 of the unaudited notes to interim consolidated financial statements.

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

2. ACQUISITION OF THE ASSETS OF GLOBAL HEALTH SYSTEMS INC. AND GHS MANAGEMENT SERVICES

      In July 1997, the Company acquired substantially all the assets of the subsidiaries of GHS, Inc. ("GHSI"), Global Health Systems, Inc. and GHS Management Services, Inc. (collectively, "Global"),for $2,146,000. These subsidiaries provide computerized record-based processing systems and services for managed care, public health and ambulatory care facilities.

      The acquisition was accounted for using the purchase method of accounting and accordingly the results of operations for Global from the date of acquisition through July 31, 1997 are included in the accompanying unaudited interim consolidated financial statements. The $1,701,000 excess of the purchase price over the fair market value of the assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

3.    SUPPLEMENTAL CASH FLOW DISCLOSURES

      Cash paid for income taxes during the quarters ended July 31, 1997 and 1996 was $74,000, and $1,406,000, respectively. Cash paid for income taxes during the nine months ended July 31, 1997 and 1996 was $253,000 and $5,887,000, respectively. During the quarter ended July 31, 1997, the Company received an income tax refund of $3,497,000, which had previously been accrued.

      The Company recorded significant non-cash transactions during the nine months ended July 31, 1997 and 1996. The non-cash transactions in the nine months ended July 31, 1997 included the issuance of 87,850 shares of the Company's common stock to settle $1,435,000 of QSM notes payable plus accrued interest. Additionally, the Company recorded $2,042,000 and $1,077,000 for the nine months ended July 31, 1997 and 1996 as disqualified dispositions related to certain compensatory stock option exercises, which had the effect of reducing the Company's tax liability with an offsetting increase to stockholders' equity.

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

5.    TREASURY STOCK

      On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares will be deposited in the Company's treasury and used for general corporate purposes. Through July 31, 1997, the Company had repurchased in the open market 237,500 shares, for an aggregate purchase price of $1,258,000.

6.    STOCK OPTION EXCHANGE PROGRAM

      On May 28, 1997, the Board of Directors authorized a stock option exchange program for employee participants in the Company's Stock Option and Restricted Stock Purchase Plan. Eligible employees who held stock options ("Old Options") with exercise prices in excess of $10.00 per share were able to exchange them for stock options ("New Options") exercisable for a lesser number of shares with an exercise price of $5.88 per share, the average price of the Company's Common Stock on the Nasdaq National Market System on June 2, 1997. Approximately, 1,600,000 Old Options were eligible to be exchanged for 900,000 New Options. Certain executive officers of the Company were either ineligible to participate, or had limitations on their ability to participate, in the stock option exchange. Eligible employees had approximately one month's time until June 30, 1997, to exchange their Old Options for New Options. At the end of the exchange program, 1,209,100 Old Options were exchanged for 606,300 New Options.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

                                OPERATING RESULTS

THREE MONTHS ENDED JULY 31, 1997

Consolidated revenue for the quarter ended July 31, 1997 was $22,103,000, a decrease of $3,832,000 or 15% after the one-time HHL Financial Services, Inc. ("HHL") revenue reversal of $2,180,000 from the comparable prior year period. Before the effect of the one-time HHL revenue reversal, consolidated revenue decreased $6,012,000 or 21% from the comparable prior year period. The Company's Transfer Payment Services ("TPS"), previously referred to as the Company's Revenue Enhancement Services and which include Retroactive Claims Reprocessing ("RCR") Services, Third Party Liability Recovery ("TPLR") Services, and Comprehensive Account Management Services ("CAMS"), accounted for $10,933,000 or 49% of the Company's consolidated revenue for the third quarter of 1997, compared to $18,194,000 or 70% last year. Revenue from TPS decreased $7,261,000 or 40% from the comparable year period principally due to timing differences in processing projects, one-time projects completed in the third quarter of 1996, a contract hiatus with a major client, lower billing volumes and lower fee structures. Before the one-time HHL revenue reversal, TPS revenue decreased $9,441,000 or 46% from the comparable prior year period. Revenue from Managed Care Support ("MCS") services was $6,314,000, an increase of $870,000 or 16% over the comparable prior year period. Combined revenue from HSA Managed Care Systems, Inc. ("HSA") and Global were $3,602,000 for the third quarter of 1997. There was no comparable prior year period revenue for HSA and Global because they were acquired during fiscal 1997 in transactions accounted for under the purchase method of accounting. The Company's Electronic Data Interchange ("EDI") services revenue was $1,254,000 for the third quarter of 1997, a decrease of $1,043,000 or 45% from the comparable prior year period.

Cost of Services for the quarter was $23,063,000, a decrease of $5,492,000 from the comparable prior year period primarily as a result of the HHL one-time charge of $6,704,000 in the third quarter of 1996. The one-time charge in the third quarter of 1996 was comprised of $1,362,000 of compensation costs, $2,199,000 of data processing costs and $3,143,000 of other operating expenses, including $2,881,000 of bad debt expense related to HHL accounts receivables. Excluding the one-time charge, operating expenses increased $1,212,000 or 6% from the comparable prior year period.

Compensation expense for the quarter was $13,784,000, a decrease of $511,000 from the comparable prior year period. Before the one-time HHL charge in 1996 of $1,362,000, compensation expense increased $851,000 or 7%. The increase was primarily due to an increase in salaries of $2,039,000 resulting from the acquisition of HSA and Global, which was partially offset by a reduction in bonus and profit sharing accruals of $1,166,000 in the TPS business.

Data processing expense for the quarter was $1,739,000, a decrease of $2,397,000 from the comparable prior year period. Before the one-time HHL charge in 1996 of $2,199,000, data processing costs decreased $198,000 or 10% due to general cost savings and fewer personal computer purchases in the quarter.

Occupancy expense for the quarter was $2,637,000, an increase of $526,000 or 25% from the comparable prior year period. The increase resulted from the addition of $288,000 in occupancy cost for HSA and Global, with the balance coming from the expansion of the New York City office and other satellite offices.

Other operating expense for the quarter was $4,903,000, a decrease of $3,110,000 from the comparable prior year period. Before the one-time HHL charge in 1996 of $3,143,000, other operating expenses increased $33,000 or less than 1% primarily attributable to higher professional fees, offset by lower direct costs.

Operating loss before amortization of intangible assets for the quarter ended July 31, 1997 was $960,000, an improvement of $1,660,000 from the comparable prior year period. Before the one-time HHL charge and revenue reversal in 1996, operating margin decreased $7,224,000.

Net interest income of $437,000 in the third quarter of 1997 increased by $251,000 or 135% from the comparable prior year period. The increase in net interest income in the third quarter of 1997 was primarily attributable to additional interest expense in 1996 related to a potential tax liability and loan origination fees for the Company's $40,000,000 line of credit. The Company's investment in HHL of $927,000 was written off in the third quarter of 1996 as part of the one-time charge.

The Company's income tax benefit for the third quarter of 1997 was $432,000. This compares to an income tax benefit of $1,424,000, after the one-time HHL charge and revenue reversal, for the comparable prior year period. The Company's effective tax rates for the third quarter of 1997 and 1996 were approximately 41.7% and 40.4%, respectively.

Net loss for the three month period ended July 31, 1997 was $603,000, an improvement of $1,494,000 from the comparable prior year period. Before the after-tax effect of the one-time HHL charge and revenue reversal in 1996 of $5,514,000, net income decreased $4,020,000.

The Company experienced a loss per share of $0.03 compared to a loss per share of $0.12 for the comparable period last year. Before the one-time HHL charge and revenue reversal in 1996, earnings per share decreased $0.23.

NINE MONTHS ENDED JULY 31, 1997

Consolidated revenue for the nine months ended July 31, 1997 was $64,483,000 a decrease of $12,778,000 or 17% from the comparable prior year period. Before the one-time HHL revenue reversal in 1996 of $2,180,000, consolidated revenue decreased $14,958,000 or 19% from the comparable prior year period. TPS revenue for the nine months ended July 31, 1997 was $36,131,000, a decrease of $20,436,000. Before the effects of the one-time HHL revenue reversal, TPS revenue decreased $22,616,000 or 38% from the comparable prior year period, principally due to one-time projects in fiscal year 1996 for the RCR and TPLR business, contract expirations, a contract hiatus with a major client, lower billing volumes and lower fee structures. Revenue from MCS services was $18,332,000, an increase of $4,180,000 or 30% over the comparable prior year period. Revenue from HSA and Global was $5,396,000. There are no comparable prior year figures since HSA and Global were acquired during fiscal 1997 in transactions accounted for under the purchase method of accounting. Revenue from EDI services was $4,624,000, a decrease of $1,918,000 or 29% from the comparable period in 1996.

Cost of services for the nine months ended July 31, 1997 was $64,327,000, a decrease of $4,386,000 from the comparable prior year period Before the one-time HHL charge in 1996 of $6,704,000 in the third quarter of 1996, operating expenses increased $2,318,000 or 4%.

Compensation expense for the nine months was $38,948,000, an increase of $1,006,000 from the comparable prior year period. Before the one-time HHL charge in 1996 of $1,362,000, compensation cost increased $2,368,000 or 6%, primarily due to an increase in salaries of $5,140,000 resulting from the HSA and Global acquisitions and a 32% increase in average number of employees at a subsidiary performing MCS services. However, salary increases were offset by lower bonus and profit sharing accruals of $2,902,000 in the TPS business.

Data processing expense for the nine months was $5,327,000, a decrease of $3,086,000 from the comparable prior year period. Before the one-time HHL charge in 1996 of $2,199,000, data processing expense decreased $887,000 or 14% as a result of reduced revenue and general cost savings.

Occupancy expense for the nine months was $7,196,000, an increase of $1,602,000 or 29% from the comparable prior year period. The increase was related to the acquisition of HSA and the expansion of the Company's New York City office and satellite offices.

Other operating expense for the nine months was $12,856,000, a decrease of $3,908,000 from the comparable prior year period. Before the one-time HHL charge in 1996 of $3,143,000, other operating expense decreased $765,000 or 6% due to lower direct costs and bad debt expense, offset by higher professional fees and other operating expenses.

Operating margin before amortization of intangible assets for the nine months ended July 31, 1997 was $156,000, a decrease of $8,392,000, from the comparable prior year period. Before the one-time HHL charge and revenue reversal in 1996, operating margin decreased $17,276,000.

Net interest income of $2,209,000 in the nine months ended July 31, 1997 increased by $1,544,000 from the comparable prior year period, primarily due to a reversal of accrued interest expense resulting from a favorable resolution of an Internal Revenue Services audit ("IRS audit resolution") in 1997. Merger related costs of $537,000 were incurred in the nine months ended July 31, 1997 relating to the merger- with QSM in November 1996 and $489,000 in the nine months ended July 31, 1996 relating to the merger with CDR Associates, Inc. ("CDR") in April 1996. The Company's investment in HHL of $927,000 was written off in the third quarter of 1996 as part of the one-time charge.

The Company's income tax benefit for the nine months ended July 31, 1997 was $760,000 resulting primarily from the IRS audit resolution allowing for the reversal of $1,093,000 in previously accrued tax liability. The Company's effective tax rate, exclusive of the effect of the IRS audit resolution, for the nine months ended July 31, 1997 was approximately 46.2%. This compares to income tax expense of $3,209,000 after the one-time HHL charge and revenue reversal in 1996, and an effective tax rate of approximately 41.0% for the comparable period in 1996.

Net income for the nine months ended July 31, 1997 was $1,481,000, a decrease of $3,134,000 from the comparable prior year period. Excluding the IRS audit resolution in 1997 and the one-time HHL charge and revenue reversal in 1996, net income decreased $10,128,000 from the comparable prior year period.

The Company's earnings per share for the nine month period ended July 31, 1997 was $0.08, a decrease of $0.17 from the comparable prior year period. Excluding all one-time events, the Company's year-to-date earnings per share decreased from $0.58 in 1996 to $0.02 in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company would repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. As of July 31, 1997, the Company had repurchased in the open market 237,500 shares having an aggregate purchase price of $1,258,000.

On June 30, 1997, the Company amended its unsecured revolving credit facility with a major money center financial institution in order to remain in compliance with one of the financial covenants of the credit agreement. The Company's plans to repurchase $10,000,000 in common stock would have brought the Company below the minimum consolidated tangible net worth test in fiscal year 1998. The amended credit agreement reduced the credit facility to $30,000,000 and lowered the minimum consolidated tangible net worth test for fiscal years 1998 and 1999.


At July 31, 1997, the Company had $53,130,000 in net working capital, a decrease of $1,623,000 from the level at October 31, 1996. The Company's principal sources of liquidity at July 31, 1997 consisted of cash, cash equivalents, and short-term investments aggregating $39,001,000, net accounts receivable of $36,682,000 and an available balance of $28,400,000 under a line of credit. Accounts receivable at July 31, 1997 reflected a decrease of $6,048,000 or 14% from the October 31, 1996 balance. There has been no significant change in the nature, age or composition of the Company's accounts receivable portfolio.

                                    * * * * *

Except for the historical financial matters discussed above, the statements in this Form 10-Q are forward looking and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the intent, belief or current expectations of HMSY and its management. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results may differ materially from those indicated by such forward looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward looking statements include, but are not limited to: (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMSY to contain costs in view of its revised revenue outlook, to grow internally or by acquisition and to integrate acquired businesses into the HMSY group of companies; (iii) the uncertainties of litigation; (iv) HMSY's dependence on significant customers; (v) changing conditions in the health care industry which could simplify the reimbursement process and adversely affect HMSY's business;
(vi) government regulatory and political pressures which could reduce the rate of growth of health care expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior service or products or the entry into the market of new competitors; and (viii) other factors detailed from time to time in HMSY's filings with the Commission. HMSY assumes no obligation to update the information contained in this press release, whether as a result of new information, future events or otherwise.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

Item 1 Legal Proceedings -- A consolidated class action lawsuit has been filed against the Company and certain of its present and former officers and directors:

              1) Baker v. Health Management Systems. Inc., et al., No. 97-
              CIV-1865 (HB);

              2) Zola v. Health Management Systems, Inc., et. al., No. 97-
              CIV-2112 (HB);

              3) Ronis v. Health Management Systems, Inc., et. al., No. 97-
              CIV-2585 (HB); and

              4) Korsinky v. Health Management Systems, Inc., et. al., No.
              97-CIV-3637 (HB)

              The Complaints in this lawsuit, which are pending in the United
              States Court for the Southern District of New York, allege violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements and seek damages in an unspecified amount. The Company intends to vigorously defend these lawsuits.

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

Date:  September 12, 1997            HEALTH MANAGEMENT SYSTEMS, INC.
                                     -------------------------------
                                                       (Registrant)

                                     /s/   Phillip Siegel

                                     Phillip Siegel
                                     Vice President and Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


          EXHIBIT             DESCRIPTION OF EXHIBIT
          NUMBER
            2.1               Asset Purchase Agreement, dated as of March 10, 1997, by
                              and among GHS, Inc., Global Health Systems, Inc. GHS
                              Management Services, Inc., Health Management Systems, Inc.
                              and Global Health Acquisition Inc.

            2.2               Assignment and Assumption Agreement, dated as of July 15,
                              1997, between Global Health Acquisition Corp. and HSA
                              Managed Care Systems, Inc.

           10.1 Third Amendment to Credit Agreement and Guaranty, dated as of June 30, 1997 among Health Management
                              Systems, Inc., Accelerated Claims Processing,
                              Inc., Quality Medical Adjudication, Incorporated,
                              Health Care Microsystems, Inc., CDR Associate,
                              Inc., HSA Managed Care Systems, Inc., Quality
                              Standards in Medicine, Inc. and The Chase
                              Manhattan Bank.

           10.2               Consulting Service Agreement, dated as of May 1, 1997 by
                              and between Improved Funding Techniques, Inc. and Health
                              Management Systems, Inc.

           10.3               Employment Agreement, as of May 1, 1997 by and between
                              Joseph H. Czajkowski and CDR Associates, Inc., a wholly-
                              owned subsidiary of Health Management Systems, Inc.

           10.4               Employment Agreement, as of May 1, 1997 by and between
                              Jeffrey R. Donnelly and CDR Associates, Inc., a wholly-
                              owned subsidiary of Health Management Systems, Inc.

            11                Computations of Earnings Per Share

            27 Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)