Form 10-K
period 1997-10-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1998-01-22
CIK 861179

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-K

        |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1997
                                       OR
        |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20946

                         HEALTH MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                New York                              13-2770433
                --------                              ----------
     (State or other jurisdiction of              (I.R.S. Employer)
     incorporation or organization)              Identification No.)

          401 Park Avenue South
           New York, New York                            10016
           ------------------                            -----
(Address of principal executive offices)              (Zip Code)

                                 (212) 685-4545
              (Registrant's telephone number, including area code)

                        --------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of each class                   on which registered
           -------------------                   -------------------
                  None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No |_|

The aggregate market value of the registrant's common stock held by non-affiliates as of January 13, 1998 was $96,461,021 based on the closing price on the Nasdaq National Market System on that day.

Number of shares outstanding of the registrant's common stock, $.01 par value, on January 13, 1998 was 17,220,069.

                      Documents Incorporated by Reference:

         Document                                      Where Incorporated
         --------                                      ------------------
         Proxy Statement for the Annual Meeting        Part III
         to be  held on March 3, 1998

================================================================================

                                TABLE OF CONTENTS

                                                                                               Page
Contents                                                                                      Number
--------                                                                                      ------
Cover Page......................................................................................i

PART I

     Item 1.     Business.......................................................................1

     Item 2.     Properties....................................................................12

     Item 3.     Legal Proceedings.............................................................13

     Item 4.     Submission of Matters to a Vote of Security Holders...........................13

PART II

     Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........13

     Item 6.     Selected Financial Data.......................................................14

     Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................................14

     Item 8.     Financial Statements and Supplementary Data...................................14

     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..........................................................14

PART III

     Item 10.    Directors and Executive Officers of the Registrant............................14

     Item 11.    Executive Compensation........................................................14

     Item 12.    Security Ownership of Certain Beneficial Owners and Management................14

     Item 13.    Certain Relationships and Related Transactions................................14

PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............14

     Signatures  ..............................................................................15

     Index to Consolidated Financial Information...............................................16

     Exhibit Index.............................................................................17

PART I

                Special Note Regarding Forward-Looking Statements

      Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Health Management Systems, Inc. ("HMSY") , or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMSY to contain costs in view of its revised revenue outlook, to grow internally or by acquisition and to integrate acquired businesses into the HMSY group of companies; (iii) the uncertainties of litigation; (iv) HMSY's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMSY's business; (vi) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of HMSY to deal with the Year 2000 Problem on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this Form 10-K. When used in this Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

Item 1. Business

Overview

      Health Management Systems, Inc. ("HMSY" or the "Company") furnishes proprietary information management and data processing products and services to hospitals and other healthcare providers and to government health service agencies and other healthcare payors. These services address the various types of data generated by the interaction of the participants in the healthcare delivery process: the provider of care, the third-party payor, and the patient. Through its product and service offerings, the Company acts as an outsourcer of information management functions addressing the operational, administrative, financial, and clinical data that result from the rendering of healthcare services. The Company's product and service offerings benefit its clients by enhancing revenue (achieved through improved reimbursability and collectability), accelerating cash flow, reducing operating and administrative costs (by supplying advanced information analytics), and improving decision-making capabilities (via the provision of useful information).

      Healthcare providers receive payment for services from patients, third-party payors, or a combination thereof. Third-party payors include commercial insurance companies, governments or their intermediaries, health maintenance organizations, preferred provider organizations, third-party administrators for self-insured companies, and managed care companies. Although patients generally retain primary responsibility for payment for all healthcare services, hospitals usually process claims for which third-party payors bear responsibility. Obtaining reimbursement from third-party payors has become increasingly difficult because of frequent changes in reimbursement formulae and contract provisions, requirements for pre-admission certification and utilization review, and administrative procedures instituted by third-party payors in an effort to control costs. To be successful in obtaining payment from third-party payors, hospitals and other healthcare providers require regulatory knowledge and technical skills to manage complex data collection, integration, analysis, and accounts receivable management needs. To ensure that program costs are not greater than necessary, third-party payors require knowledge and skills analogous to those required by providers.

      Using the operational, financial, administrative, and clinical data generated as part of the healthcare delivery process, the Company applies proprietary software and other analytical tools to transform data into valuable information that clients use to (i) minimize operating and administrative costs while improving profitability, (ii) measure the quality of care, and (iii) optimize payments transferred between payors and providers. Customers of the Company utilize the Company's products and services to improve their decision-making and operating capabilities and to achieve improved operational, administrative, financial, and clinical performance. The Company believes its customers benefit from the Company's unique understanding of the healthcare delivery process, from the perspective of both providers and payors.

      Fiscal year 1997 was one of cost realignment and management reorganization for HMSY. This reorganization accommodated a substantial decrease in revenue generated from certain of the Company's service offerings and integrated into HMSY's corporate structure three businesses acquired during the year. The Company emerged from fiscal year 1997 with a reorganized management structure, which further integrates and consolidates the various business units within the Company in congruence with its strategic objectives. To better understand the this strategy, a brief review of the Company's historic evolution is provided.

      Since its founding in 1974, the Company has furnished retrospective revenue recovery (Retroactive Claims Reprocessing ["RCR"]sm ) services to large governmental and voluntary hospitals. In 1985, the Company introduced retrospective revenue recovery (Third Party Liability Recovery ["TPLR"]sm ) services to governmental payors. In 1986, the Company introduced concurrent revenue recovery outsourcing (Comprehensive Account Management Services ["CAMS"]sm ). From its inception, the Company utilized electronic data interchange ("EDI") functionality wherever possible as part of its revenue recovery services but offered EDI services on a stand-alone basis only infrequently, through a wholly-owned subsidiary (Accelerated Claims Processing, Inc. ["ACPI"]) incorporated in 1985. In 1990, the Company entered the EDI marketplace in a more substantial manner through the acquisition of Quality Medi-Cal Adjudication, Incorporated ("QMA").

      With the advent of managed care in the early 1990's, the Company anticipated the likely increased future relevance of functionality dealing with the prospective aspect of healthcare reimbursement. In 1995, HMSY completed the acquisition of Health Care microsystems, Inc. ("HCm"), a purveyor of decision support systems ("DSS") and services to providers of healthcare, as an initial step towards the provision of managed care support services to the healthcare industry.

      Also in 1995, anticipating the opportunity of acquiring a number of managed care information systems entities not yet ready for the public marketplace, the Company and Welsh, Carson, Anderson & Stowe ("WCAS"), a limited partnership affiliated with WCAS, certain other affiliates of WCAS, independent investors, and certain of the Company's executive officers and directors entered into a subscription agreement pursuant to which a new company, Health Information Systems Corporation ("HISCo"), was formed and capitalized, and in which HMSY held a 43% equity interest. In July 1995, HISCo acquired a vendor of indemnity and managed care legacy systems and software to healthcare payors, Health Systems Architects, Inc.(later renamed HSA Managed Care Systems, Inc. ["HSA"]). In March 1996, the Company acquired CDR Associates, Inc. ("CDR"), a provider of third-party liability recovery services to payors (principally Blue Cross/Blue Shield organizations, and other commercial and managed care insurers of healthcare risk).

      As the Company began fiscal year 1997, it comprised three principal components: (i) transfer payment services, encompassing RCR, CAMS, and TPLR (including CDR); (ii) managed care support services, as furnished by HCm, and
(iii) electronic data interchange services, encompassing ACPI and QMA. In the beginning of fiscal year 1997, HMSY acquired a software company offering clinical information systems to providers of healthcare--Quality Standards in Medicine, Inc. ("QSM")-- and integrated QSM with HCm. In March 1997, the Company acquired the 57 % of the HISCo equity it had not previously owned, changed HISCo's name to HSA, and added it to HCm and QSM, thereby completing the Managed Care Support ("MCS") services division. In July 1997, the Company acquired substantially all the assets of the Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global") subsidiaries of GHS, Inc. Initially believing Global to be principally a vendor of managed care software systems to providers of healthcare, Global was aligned with HSA. It is in this configuration that the Company reported its Business Segment Information. See Note 13 to Notes to Consolidated Financial Statements on page F-25 of this Form 10-K.

      At the end of fiscal year 1997, the Company further streamlined its organization, resulting in two operating divisions: (i) Transfer Payment Services Division ("Transfer Payment Division"), and (ii) Software Systems and Services Division ("Software Division"). Each of the two Divisions is led by a senior vice president, reporting to a single chief operating officer. This construct installed Robert V. Nagelhout as Executive Vice President and Chief Operating Officer of HMSY, with Donald J. Staffa serving as Senior Vice President of the Transfer Payment Division and Thomas J. Kazamek serving as Senior Vice President of the Software Division. As part of this reorganization, the Company also centralized its sales and marketing, finance, and human resources functions at the corporate level, and further strengthened accountability for corporate-wide technology, information, and development methodology.

      The Transfer Payment Division comprises three operating units: (i) provider services, including RCR and CAMS; (ii) payor services, including TPLR and CDR; and (iii) a new unit directed at a redefined hospital business office outsourcing opportunity, which includes HMSY's EDI companies (ACPI and QMA) and Global. This new unit delivers less expansive outsourcing services than those contemplated by the Company's CAMS offerings, and views EDI as an enabling technology rather than a stand-alone business offering. In addition, the unit positions Global as an outsourcer of risk management functionality to provider business offices and management services organizations.

      The Software Division comprises two operating units: (i) HCm's DSS services, and (ii) HSA's Managed Care Information Services ("MCIS"). Previously, DSS was referred to as MCS.

                    Healthcare Reform and Regulatory Matters

      The healthcare reimbursement process continues to change. Federal, state, and local governments, as well as other third-party payors, have initiated policies to reduce the rate of increase in healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services provided.

      Changes occurring in the healthcare industry, most notably managed care and capitation, have created an increasingly complex reimbursement environment that impacts both providers and payors. This environment is made even more complex as the historical distinction between providers and payors becomes less clear. Providers must ensure that they are properly reimbursed by third-party payors for healthcare services rendered in accordance with pre-established contracts. Likewise, payors must ensure that they are making payments for only those services for which they are responsible and in the dollar amounts specified.

      Although the Company cannot predict the nature of future healthcare reforms that will be adopted by federal, state, and local governments, the Company believes that the shifting of traditional insurance risk to providers of care, the consolidation of providers, and the resulting additional information management requirements placed on providers should increase the demand for the Company's offerings. Moreover, the Company believes that providers, payors, and patients--both separately and together--will benefit from the Company's integration of cost and other financial and clinical data, enabling identification and management by all participants (providers, payors, and patients) of the outcomes achieved.

      The Company observes the intensification of interest in ensuring compliance by providers and payors with the statutory, regulatory, and contractual requirements of managed care. The Company believes that the intensifying concern regarding compliance has increased its costs, as the Company seeks to ensure its own compliance and that of its customers. At the same time, the Company believes that the increased focus on compliance creates a potential market for its products and services.

      The Medicare program is administered by the Health Care Financing Administration ("HCFA"), an agency of the U.S. Department of Health and Human Services. HCFA currently contracts with numerous insurance carriers and intermediaries to process regional claims for reimbursement. Although HCFA has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by HCFA, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state-owned and operated processing centers or through contractual arrangements with third-party fiscal agents who own and operate their own processing centers. The requirements and procedures for reimbursement implemented by Medicaid differ from state to state. Similar to the claims administration processes of Medicare and Medicaid, many national health insurance companies and self-insured employers administer reimbursement of claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors.

      The ownership and operation of hospitals is subject to comprehensive federal and state regulation, which may affect hospital reimbursement. Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Such changes could have an adverse effect on the operations of hospitals and other providers of healthcare, and consequently reduce the amount of the Company's revenue. The Company's services also are subject to regulations pertaining to billing services, which primarily involve recordkeeping requirements and other provisions designed to prevent fraud. The Company believes that it operates in a manner consistent with such regulations, the enforcement of which is increasingly more stringent. Finally, the Social Security Act imposes certain requirements on the Company with regard to confidentiality and disclosure of Medicare and Medicaid provider and beneficiary data. Specifically, the Company is prohibited from disclosing information that is obtained by or from the Department of Health and Human Services except as otherwise provided by regulations or other federal law. Generally, the Company is required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when the Company uses data obtained from such programs.

      The rapidity of consolidation within the healthcare industry over the past several years has created opportunities for the Company in its role as data consolidator. Yet the rapidity of change suggests that some of the consolidation may be undone over the next several years, as providers are downsized and integrated delivery networks ("IDN's") begin to unbundle. The Company believes these dynamics constitute both a risk to its existing business relationship with Columbia Healthcare Corporation ("C/HCA"), the Company's second largest client, and an opportunity for new business in the future.

           Principal Products and Services: Transfer Payment Division

      The Transfer Payment Division offers products and services to both providers and payors. Provider offerings comprise RCR and CAMS. Payor offerings comprise TPLR services, including those offered by CDR.

Retroactive Claims Reprocessing (RCR) Services  for Providers

      Since its founding in 1974, the Company has provided its RCR services to large public and voluntary hospitals. As a result of the magnitude and complexity of the information requirements involved in the healthcare claims reimbursement process, a hospital's patient accounting department processes an enormous amount of data each day, normally recouping a majority of third-party revenue due for patient services. Nevertheless, due to various factors, it is virtually impossible for any hospital to identify and obtain payment for all of the open balances that are eligible for third-party reimbursement. These factors include (i) incorrect or incomplete billing information provided by patients,
(ii) difficulties in verifying patient insurance eligibility and payment status,
(iii) problems in controlling the completeness and accuracy of patient information as it accumulates and flows through the frequently unintegrated platforms comprising the hospital's overall information management system, and
(iv) the necessity for
constant modification and reprogramming of billing, reporting, and compliance routines due to the frequent and complex changes to payor information and compliance requirements.

      As a consequence of these and related factors, a hospital's patient accounting department often has incorrect or incomplete information regarding certain claims, resulting in such claims either being rejected by third-party payors or not being billed at all. For most hospitals, rejected or unbilled claims represent a relatively small percentage of total revenue, and the cost for any particular hospital to install the data processing system and hire the technical personnel that would be necessary to identify every claim covered by insurance and to accumulate all the information needed to submit each claim on an ongoing basis would be prohibitive. Through the application of the Company's proprietary technology, the Company's RCR services produce for its hospital clients incremental revenue, which otherwise would remain uncollected.

      RCR services are used by a hospital (most commonly for its emergency room and outpatient clinics) to realize third-party revenue from patient accounts after the hospital has expended its own best efforts at billing and collection, but before the accounts are referred to a collection agency. The Company's specialized data aggregation, data purification, data editing, and electronic claim preparation and transmission routines are designed to facilitate the reimbursement of accounts that remain unpaid because necessary billing information was missing or because third-party coverage was not known. RCR services require the hospital to provide the Company with copies of existing data files, demand minimal hospital staff support, and involve no patient contact.

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

      Average contingent fees for RCR range from 15% to 25% of the incremental revenue generated on behalf of the client. Revenue generated on behalf of new RCR clients is generally highest during the first full year of processing because the Company is able to liquidate the client's accounts receivable to the maximum extent of the available statutory claiming limitation. After the initial processing period, billings normally span shorter processing periods and generate smaller amounts of revenue. The incremental revenue generated on behalf of the Company's clients will vary significantly from client to client due to differences in the sophistication of the clients' data systems and the scope and frequency of the services performed. Since 1974, RCR services have generated in excess of $1.2 billion for hospitals from Medicaid, Medicare, and commercial insurers nationwide. Over the last three fiscal years, such services have generated over $0.4 billion in incremental reimbursements. The Company currently has 63 RCR clients in eight states and the District of Columbia.

Comprehensive Accounts Management Services (CAMS) for Providers

      As a result of the technology and expertise developed in providing RCR services, the Company is able to provide custom institutionalized data processing, computer software, and operations support services to hospitals, public health clinics, outpatient treatment facilities, and companies that serve the healthcare industry. In contrast to RCR services, which retrospectively reprocess patient accounts receivable data, CAMS delivered to healthcare providers provide concurrent third-party claim identification, editing, preparation, and electronic claims submission. The Company integrates data derived from the hospital's disparate data collection systems and manages the electronic interfaces between the hospital and the transfer payment agencies upon which the hospital is dependent for reimbursement. CAMS is designed to provide an integrated and comprehensive solution to a hospital's accounts receivable liquidation requirements by combining (i) an intimate familiarity with the principal in-house shared data collection and patient accounting systems found in large urban hospitals with (ii) expertise in the management and liquidation of accounts receivable, thereby offering a hospital a unique opportunity to improve the effectiveness of its accounts receivable management program (enhance revenue and accelerate cash flow) while decreasing its administrative costs.

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

Third-party Liability Recovery (TPLR) Services for Payors

      Since 1985, the Company has offered TPLR services principally to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims. As part of its TPLR offering, the Company provides hospital-based claims audits on behalf of payors, for the purpose of recovering credit balances and duplicate payments. The Company provides services to state Medicaid agencies as well as to Medicaid HMO's and to Blue Cross/Blue Shield organizations and commercial insurers (including managed care payors).

      The Medicaid program, which was established in 1965, exists as the payor of last resort for healthcare services required by financially and medically needy individuals. The Medicaid program is administered by the individual states, with joint federal and state funding of costs. In 1985, the federal government, recognizing that state Medicaid agencies were improperly paying substantial amounts for healthcare claims for individuals having some other form of third-party healthcare insurance, imposed statutory regulations requiring states to take active measures to pursue the third parties.

      TPLR processing is performed according to the requirements of each individual client. In providing these services, the Company uses proprietary information management and analytic methodologies similar to those used in providing RCR services, although TPLR services require the creation of independent databases of far greater magnitude.

      TPL contracts generally have one to three year terms and provide for contingent fees that typically range from 10% to 15% of the amounts recovered for the client. The Company recognizes revenue at the time a recovery to be submitted on behalf of the client third-party payor or its intermediary is approved by the client for purposes of initiating the recovery process. TPLR revenues are subject to annual fluctuations similar to those experienced with RCR services.

      In April 1996, the Company acquired CDR in a merger transaction to augment the Company's TPLR services to state Medicaid agencies. CDR is a provider of hospital-based claim audits on behalf of payors. CDR's principal client base is comprised of Blue Cross/Blue Shield organizations and their related managed care organizations. In addition, CDR's clients include several commercial insurance carriers and HMO's.

      In fiscal year 1996, the Company began application of its proprietary information management and analysis methodologies similar to those used for providing RCR and TPLR services, to offer services known as Employer Retroactive Claims Reprocessing Recovery ("ERCR") services to self-insured employers. ERCR has not yielded consistently positive results, although the Company still maintains five such contracts; the ERCR offering has been incorporated into the Company's TPLR services.

      Since 1985, TPLR services (exclusive of those offered by CDR) have generated in excess of $559 million, of which $383 million has been generated in the last three years. The Company currently has 43 TPLR engagements in 21 states, inclusive of CDR and ERCR.

               Principal Products and Services: Software Division

      The Software Division offers products and services for both payors and providers. At this time, provider services comprise DSS offerings; payor services comprise MCIS offerings.

Decision Support Software (DSS) and Services for Providers

      Recent changes in the healthcare marketplace have intensified the information demands at all levels in provider organizations, whether hospitals or IDN's. Additionally, payors have new and/or expanded information requirements that existing legacy systems do not support. Competition for covered lives under various managed care paradigms is forcing providers to deliver healthcare as efficiently and cost-effectively as possible, without compromising quality. The focus of healthcare information technology is changing from collecting departmental financial data (with a focus on charge capture and billing of incidents of medical service) to gathering and aggregating enterprise-wide information at the patient/member level, with an emphasis on clinical operations, cost identification, cost reduction, and complex coordination of benefits data. Two requirements emerge from these trends: (i) future information management functionality must be tailored for complex and diverse IDN's spanning hospital divisions, managed care business lines, physician group practices, and ancillary services; and (ii) information systems and services must help providers function in a capitated environment.

      The growth of managed care and the consolidation of healthcare institutions is significantly increasing the complexity of the industry and the associated demand for decision support systems. In the managed care environment, the Company believes that decision support is the linchpin for integrating, analyzing, and understanding key operational, financial, administrative, and clinical data obtained from institutions' transaction-based healthcare information systems. As such, DSS is increasingly being relied upon to guide the management practices of providers (in areas ranging from managed care contracting and clinical pathways development to physician profiling) to ensure the success and financial and operational viability of their organizations. The current clients for the Company's DSS services include more than 500 hospitals and IDN's located primarily in the United States. These hospitals range in size from 50 to more than 1,000 beds, and include many of the most progressive and complex health systems in the country, as well as some of the largest multi-site hospital chains, managed care organizations, and long-term care institutions.

      In development with several major healthcare organizations for the past three years, the Company's new suite of DSS products and services, called HCm Alliance(TM) for Managed Care ("Alliance"), will be available in the market in early calendar year 1998. Alliance will enable healthcare providers to perform clinical, cost, and contract management from the perspective of the provider, payor, and/or administrator. Employing advanced systems integration, data validation, and distribution methods, Alliance will support evolving data warehousing and information systems initiatives. Alliance was built with an open system architecture, running on a variety of platforms that support client server processing and World Wide Web applications. In addition to purchasing the Company's software, customers will have the option of partnering with the Company or outsourcing part or all of the operation of the Alliance system to the Company. The Company will continue to integrate clinical quality measures within its DSS offering.

       In partnering relationships, the Company dedicates considerable resources to providing a wide variety of related consulting applications, including managed care strategic consulting, systems installation, data acquisition, development and training, contract and clinical management, and managed care reporting.

      Through its HCm Alliance(TM) for Financial Modeling ("FM") product, the Company offers hospitals and long-term care organizations an enterprise-wide financial analysis and modeling application, with capabilities including productivity analysis, budgeting and forecasting, long-range planning and analysis, and provider resource management. FM incorporates multi-dimensional, on-line analytical processing technology, integrated with electronic mail applications and standard spreadsheet tools to support communications and analysis. The Company also provides FM-related application consulting services, focusing on analysis and development of cost accounting, contract management, budgeting, business lines, and treatment patterns.

Managed Care Information Systems (MCIS) and Services for Payors

      Both public and private entities are rapidly embracing managed care health plans as a means of providing healthcare coverage. With this increased demand, the number of existing payors, the number of start-up entities, and the number of IDN's seeking to offer managed care products has greatly increased. To support their businesses, these payors require systems to: manage patient membership, provider contracts, and networks; process and adjudicate claims; manage risk; and perform medical management.

      The Company's MCIS offerings provide large-scale transaction processing systems to more than 45 large and medium-sized commercial payors and managed care plans, including some of the largest Blue Cross/Blue Shield organizations. The three principal offerings are Health Enterprise Systems ("HES") , Provider Information Management System ("PIMS") , and The Capitation Facility ("TCF"). HES is a risk management solution for payors seeking a strategy to manage their own health plans and market their own products, providing data processing for plans offering traditional indemnity coverage through complete managed care programs. Comprised of modular systems, HES automates four major areas of healthcare administration: membership and billing; provider administration; capitation; and benefits and claims. PIMS is a data repository enabling proactive management based on information such as credentialing, accreditation, and pricing arrangements. TCF, the Company's stand-alone capitation offering, manages the payment to providers of pre-negotiated per capita amounts.

      In conjunction with development partners and on its own, the Company intends during fiscal year 1998 to adapt and/or migrate various of its MCIS offerings to an open system architecture, running on platforms that support client server and World Wide Web applications.

      The Company's MCIS offerings are sold on a stand-alone basis, or can be integrated into existing systems, the latter option enabling payors to preserve their investments in information technology. The Company believes that these offerings dramatically reduce the cost of processing claims through auto-adjudication. As with all its products, the Company is able to provide its MCIS offerings on an outsourcing or consulting basis.

                     Principal Products and Services: Other

Electronic Data Interchange (EDI) for Providers

      Through its RCR, CAMS, and TPLR offerings, the Company has developed the capability to submit healthcare claims data and to receive remittance data electronically from a diverse array of third-party payors. In addition, the Company provides electronic billing and follow-up services for claims submitted to Medi-Cal (the California Medicaid program). The Company also provides stand-alone EDI services to clients in Illinois, New York, and Pennsylvania. In total, the Company provides EDI services to 137 hospitals and healthcare organizations. The Company's strategy includes the continued development of EDI services as an integral component of its hospital business office outsourcing offering.

                                    Customers

      The Company's client base includes more than 600 hospitals, IDN's, multi-hospital systems, large commercial payors, Blue Cross/Blue Shield organizations, and state Medicaid agencies in 46 states and the District of Columbia. The Company also has a limited number of clients in the United Kingdom. Among the Company's domestic clients are the nation's three largest public health systems. The Company works with selected development partners in the research, development, and testing of its software products and services.

                           Market Trends/Opportunities

      The demands of managing the delivery of patient care with ever increasing qualitative and quantitative rigor will continue to drive the need for increased amounts of operational, financial, administrative, and clinical information. The Company believes that it possesses the data content, analytic tools, technology, and process management skills required to respond to the current and anticipated needs of provider and payor clients for tools and services to manage this evolving complexity.

      Cost pressures continue to drive horizontal and vertical integration of providers and payors alike. Consolidation among healthcare organizations is creating larger healthcare delivery systems with greater regional market power. This phenomenon is creating a new market for the Company's products, with fewer but larger client prospects. Despite some recent analyses suggesting that the rapidity of this change may be undone over the next several years, as providers are downsized and IDN's begin to unbundle, the Company believes that it has the opportunity to leverage its products and services across a larger enterprise, making the Company's products and services more cost effective for clients. As well, the shifting of financial risk from payors to providers creates the opportunity for the Company to provide its MCIS offerings to providers as well as payors.

      A certain portion of the Company's traditional receivables management services has been capitated and is no longer subject to recovery through its RCR offering. Due to managed care, however, providers' commercial insurance portfolios are becoming more problematic. Providers are increasingly seeking assistance from vendors to optimize reimbursement from commercial insurance claims, which are frequently rejected erroneously as managed care claims. In addition, the Company expects that there will be a growing trend toward outsourcing by healthcare provider organizations in the future.

                                   Competition

      Although the Company's products and services involve various proprietary aspects, its business is highly competitive and has been consolidating rapidly. While the Company believes that no one company competes with all aspects of its business, several companies, some of which may be larger and have greater financial resources than the Company, compete with the Company in providing one or more of the Company's offerings. The Company also encounters competition from companies attempting to expand the scope of their products and services within or into the healthcare information management services industry.

Transfer Payment Division

       The Company's RCR and CAMS provider offerings compete with systems integration companies (such as Electronic Data Systems Corporation ["EDS"]), hospital computer systems vendors (such as HBOC & Company ["HBOC"] and Shared Medical Systems Corporation ["SMS"]), EDI companies (such as National Data Corporation ["NDC"], including the former CIS Technologies, Inc.), MedE America Corporation ("MedE"), and QuadraMed Corporation ["QMDC"]), and national public accounting firms. The Company competes on the basis of its proprietary systems, existing relationships, long-standing reputation in the provider market segment, and pricing.

      The payor offerings of the Company's Transfer Payment Division target federal and state healthcare agencies and large commercial payors, and compete primarily with national public accounting firms (especially Public Consulting Group, a frequent business partner of Deloitte & Touche LLP). The Company competes on the basis of its proprietary systems, historically high recovery rates, and pricing.

Software Division

      The Company's DSS offering competes with products provided by Transition Systems, Inc. ("TSIX") and HBOC. QMDC, with its recent acquisition of Medicus Systems, has emerged as a competitor. Companies that offer financial management products, including Hyperion Software and PeopleSoft, Inc., are also competitors. The Company competes on the basis of its proprietary software and management consulting services.

      The Company's MCIS offerings for the managed care market compete against many companies, including Health Systems Design Corporation and ERISCO, Inc. ("ERISCO"), a subsidiary of Cognizant Corporation, as well as with in-house systems development groups. The Company also sells these products to large provider organizations, and views IDN's as a potential market for its existing products and services. In the provider market, competition comes from large hospital computer systems vendors, such as HBOC and SMS, which also offer managed care information systems as part of their solutions.

      In the traditional indemnity market, the Company's MCIS offerings compete with claims adjudication and provider management products from ERISCO, Synertech, a subsidiary of Highmark, Inc., Resource Information Management Systems, Inc., and Rothenberg Health Systems, Inc., which has announced its intent to be acquired by QMDC. As the Company enters the IDN market, it will compete with HBOC's Amisys Division and SMS. CSC Healthcare, a subsidiary of Computer Sciences Corporation, has also been investing in and may emerge as a strong competitor in the IDN market.

      The Company's MCIS offerings compete on the basis of its proprietary software, healthcare software development expertise, and large-scale project management capabilities.

Other

      The Company's EDI offerings compete with numerous entities, including MedE, NDC, and QMDC.

Significant Contracts

      The Company's largest client is a group of healthcare facilities under the governance of Los Angeles County, for which the Company provides RCR and CAMS, including managed care services. During the fiscal years ended October 31, 1997, 1996, and 1995, this group accounted for 12%, 12%, and 15%, respectively, of the Company's total revenue. The Company's second largest client is C/HCA, for which the Company provides DSS. This client accounted for 12%, 8%, and 4%, respectively, of the Company's total revenue in 1997, 1996, and 1995. The Company provides its services to C/HCA principally pursuant to a series of 12-month work order agreements. There is no assurance that any of these agreements will be renewed.

      The Company's ten largest clients accounted for approximately 53% of the Company's revenue in fiscal year 1997. Five of the Company's ten largest contracts with these clients expire in fiscal year 1998. There can be no assurance that any of these contracts will be renewed.

                            New Products and Services

      The Company's strategy is to continue to strengthen its position as a leading provider of decision support software and services, managed care information systems and services, and transfer payment products and services for both providers and payors. In addition, the Company will continue to leverage its existing software and services to enhance its outsourcing services offerings. Key components of the Company's strategy include (i) increasing levels of investment in product research and development, (ii) enhancing its outsourcing capabilities, (iii) leveraging existing relationships with large clients through provision of additional Company products and services, and (iv) expanding the Company's strategic development partnerships with provider and payor organizations for all aspects of its business.

                            Mergers and Acquisitions

      The Company may acquire companies that supply healthcare providers and payors with information management software, systems, or services if the offerings of such companies would benefit from access to the Company's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources. The Company also believes that consolidation will continue to occur within the healthcare information services industry.

        Relationship with Health Information Systems Corporation (HISCo)

      The Company and HISCo entered into an agreement, dated as of October 31, 1995 (the "HISCo Agreement"), pursuant to which the Company was to provide HISCo with certain services ("Basic Services"), including executive, acquisition support, and corporate support services. For these Basic Services, the Company was entitled to receive a fee, payable monthly, calculated at the Company's then current standard hourly rates established for internal allocations plus 20%. The term of the HISCo Agreement was to continue until the later of (i) June 30, 2000 or (ii) the expiration of any outstanding work order related to additional services. The Company believed that the terms of the HISCo Agreement were fair and reasonable and were no less favorable to the Company than those that could have been obtained with respect to comparable engagements with independent third parties. In fiscal years 1997 and 1996, the Company received approximately $331,000 and $161,000 in fees from HISCo for services provided pursuant to the HISCo Agreement. In fiscal years 1997 and 1996, HISCo received $0 and $569,000 in fees for software development services provided the Company pursuant to the HISCo agreement. These software development fees were expensed by the Company.

            In March 1997, the Company, which owned 43% of HISCo's equity, acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired, from WCAS, a limited partnership affiliated with WCAS, certain other affiliates of WCAS, independent investors, and certain of the Company's executive officers and directors. In connection with this acquisition, the HISCo agreement was terminated and HISCo and its sole operating subsidiary, Health Systems Architects, Inc., were merged and renamed HSA Managed Care Systems, Inc. ("HSA"). HSA provides automated business and information solutions, including software and services, to the bearers of risk in the healthcare industry. The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1997 are included in the accompanying financial statements. The $2,309,000 excess of the purchase price over fair market value of the net assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years. See Note 2(b) of Notes to Consolidated Financial Statements on page F-17 of this Form 10-K.

      In connection with the sale of their respective equity interests in HISCo to the Company, certain officers and directors of the Company derived gross proceeds as follows: Paul J. Kerz, $101,000; Laurence B. Simon, $62,000; Donald
J. Staffa, $31,000; Russell L. Carson, $79,000; and Richard H. Stowe, $30,000.

              Relationship with HHL Financial Services, Inc. (HHL)

      HHL Financial Services, Inc. ("HHL") was a client of the Company, accounting for 2%, 5%, and 10% of the Company's total revenue during the fiscal years ended October 31, 1997, 1996, and 1995, respectively. During the third quarter of fiscal year 1996, the Company recorded a one-time charge occasioned by HHL's default on its obligations under a data processing agreement with the Company. The one-time charge consisted of (i) a reversal of third quarter revenue of $2,180,000, (ii) estimated net costs relating to the Company's continued contractual obligation with HHL of $3,823,000, (iii) a write-off of prior period accounts receivable of $2,881,000, and (iv) a write-off of its investment in HHL of $927,000. The after-tax impact of the one-time charge was a $5,838,000 reduction to net income.

      On October 21, 1996, the Company and HHL entered into an agreement which set forth interim terms for the Company to continue to provide data processing services to HHL in exchange for payment in advance. On October 29, 1996, the Company entered into an agreement with HHL and HHL's primary creditor providing for mutual general releases and the cessation of all claims. In that agreement, the Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000 resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses. In addition, the Company agreed to provide for a period of up to 18 months a reduced level of service in exchange for payment in advance. In January 1997, HHL filed a petition in bankruptcy and on October 30, 1997 HHL canceled all future service requirements with the Company.

      Prior to their resignations in June 1996, Paul J. Kerz, Chairman, President, and Chief Executive Officer and a director of the Company, had served as Chairman and a director of HHL, and Russell L. Carson and Richard H. Stowe, directors of the Company, had served as directors of HHL. See Note 16(a) to Notes to Consolidated Financial Statements on page F-26 of this Form 10-K.

Acquisition of Quality Standards in Medicine, Inc. (QSM)

      On November 25, 1996, the Company acquired QSM in a merger transaction. Founded in 1986, QSM furnishes clinical quality management and improvement systems to hospital providers located primarily in 11 states and the District of Columbia. The Company issued 260,000 shares of common stock in the QSM merger transaction, which was treated as a tax-free reorganization for federal income tax purposes and was accounted for using the pooling of interests method. QSM has been operationally joined with HCm. Accordingly, the accompanying consolidated financial statements have been retroactively restated to include the financial position, results of operations, and cash flows of QSM.

Acquisition of the Assets of Global Health Systems, Inc. and GHS Management Services, Inc. (Global)

      In July 1997, the Company acquired for $2,146,000 in cash substantially all the assets of Global, which provided systems and services for managed care, public health, and ambulatory care facilities. The acquisition was accounted for using the purchase method and accordingly the results of operations for Global from the date of acquisition through October 31, 1997 are included in the accompanying consolidated financial statements. The excess of the purchase price over the fair market value of the net assets acquired was $1,701,000. This excess was recorded as goodwill and is being amortized over a period not to exceed 20 years. During 1997, Global was operated as part of the Company's MCIS offering.

                                    Employees

      As of October 31, 1997, the Company had 837 employees: 401 in the Software Division and 436 in the Transfer Payment Division. No employees are covered by a collective bargaining agreement or are represented by a labor union. Effective January 1, 1998, the Company's co-founder, Laurence B. Simon, relinquished his executive responsibilities to concentrate on new product planning and development on a part-time basis.

                  Financial Information about Industry Segments

      Specific financial information with respect to the Company's industry segments is provided in Note 13, Business Segment Information, in the Notes to Consolidated Financial Statements on page F-25 on this Form 10-K.

Item 2. Properties

      The Company's New York City offices consist of 146,000 square feet. In addition, the Company leases approximately 147,400 square feet of office space in approximately 25 locations throughout the United States. Information regarding the Company's leases is included in Note 14 of Notes to Consolidated Financial Statements on page F-26 of this Form 10-K.

      The Company operates IBM CMOS processors, associated peripheral devices from Hitachi Data Systems and EMC Corporation, communications devices, a large number of microcomputers, and extensive local and wide area networks. These technologies facilitate both product development and production processes.

      The Company's data processing operations afford both batch processing and national on-line network capabilities and are controlled by multiple levels of physical and software security. Each of the Company's critical systems is backed up on a nightly basis. Copies of the Company's operating systems, key applications software, and critical client data are maintained offsite to ensure continuity of business. The Company does not rely on unique hardware or software systems and its purchase and maintenance agreements with vendors provide for back-up support in case of computer systems failure.

Item 3. Legal Proceedings

      In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 arising out of allegedly false and misleading statements. These lawsuits, which seek damages in an unspecified amount, have been consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 Civ. 1865 (HB)) and a Consolidated Amended Complaint has been filed. Defendants have made a motion to dismiss the Consolidated Amended Complaint. The motion was submitted to the Court on December 18, 1997 following oral argument and is sub judice. Discovery has been stayed pending a determination of the Company's motion to dismiss. The Company believes it has meritorious defenses to the claims asserted against it and intends to vigorously defend this litigation should the pending motion to dismiss not be granted. It is too early to form any opinion as to the eventual outcome of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's common stock is included in the Nasdaq National Market System (symbol: HMSY). As of the close of business on December 31, 1997 , there were approximately 14,500 holders of the Company's common stock, including the individual participants in security position listings. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company's present intention is to retain earnings to support the future growth of its business. The Company's credit agreement with its bank contains limitations on the Company's ability to pay cash dividends.

      The table below summarizes the high and low closing prices per share for the Company's common stock for the fiscal year periods indicated, as reported on the Nasdaq National Market System.

                                   First         Second       Third      Fourth
                                   Quarter       Quarter      Quarter    Quarter
                                   ---------------------------------------------
1997:
Market Price:
   High                            $27.75        12.37        7.50       10.00
   Low                              13.00         4.75        4.50        5.63

1996:
Market Price:
  High                             $26.83        31.75       37.00       31.75
  Low                               21.33        24.50       25.50       22.25

1995:
Market Price:
  High                             $15.33        17.17       22.83       23.67
  Low                               11.11        12.55       14.09       17.17

Item 6. Selected Financial Data

      The information required by Item 6 is found on pages F-7 to F-8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by Item 7 is found on pages F-1 to F-6 of this report.

Item 8. Financial Statements and Supplementary Data

      The information required by Item 8 is found on pages F-10 to F-13 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1997, and is hereby incorporated herein by reference to such Proxy Statement.

Item 11. Executive Compensation

      The information required by Item 11 will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1997, and is hereby incorporated herein by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1997, and is hereby incorporated herein by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1997, and is hereby incorporated herein by reference to such Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      A. Financial Statements - See Index to Consolidated Financial Information on page 16.
      B.    Schedule
            Schedule II - Valuation and Qualifying Accounts
      C.    Reports on Form 8-K
            None
      D.    Exhibits
            See Exhibit Index

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTH MANAGEMENT SYSTEMS, INC.
                                             (Registrant)


                                    By:   /s/ Paul J. Kerz
                                          --------------------------------------
                                          Paul J. Kerz
                                          President and Chief Executive Officer

                                    Date: January 13, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                     Title                        Date
----------                     -----                        ----


/s/ Paul J. Kerz               Chairman, President and      January 13, 1998
---------------------------    Chief Executive Officer,
Paul J. Kerz                   and Director


/s/ Phillip Siegel             Vice President and           January 13, 1998
---------------------------    Chief Financial Officer
Phillip Siegel


/s/ Robert V. Nagelhout        Executive Vice President,    January 13, 1998
---------------------------    Chief Operating Officer,
Robert V. Nagelhout            and Director


/s/ Donald J. Staffa           Senior Vice President and    January 13, 1998
---------------------------    Director
Donald J. Staffa


/s/ Russell L. Carson          Director                     January 13, 1998
---------------------------
Russell L. Carson


/s/ William W. Neal            Director                     January 13, 1998
---------------------------
William W. Neal


/s/ Galen D. Powers            Director                     January 13, 1998
---------------------------
Galen D. Powers


/s/ Ellen A. Rudnick           Director                     January 13, 1998
---------------------------
Ellen A Rudnick


/s/ Richard H. Stowe           Director                     January 13, 1998
---------------------------
Richard H. Stowe

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                          Page
Contents                                                                 Number
--------                                                                 ------

Management's Discussion and Analysis of Results of Operations and
Financial Condition                                                       F-1

Selected Consolidated Financial Data                                      F-7

Report of Independent Certified Public Accountants                        F-9

Consolidated Statements of Operations for the Years Ended October 31,
1997, 1996, and 1995                                                      F-10

Consolidated Balance Sheets as of October 31, 1997 and 1996               F-11

Consolidated Statements of Shareholders' Equity for the Years Ended
  October 31, 1997, 1996, and 1995                                        F-12

Consolidated Statements of Cash Flows for the Years Ended October 31,
1997, 1996, and 1995                                                      F-13

Notes to Consolidated Financial Statements                                F-14

Schedule:

Schedule II - Valuation and Qualifying Accounts                           F-30

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

      Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 1 for additional factors relating to such statements

Overview

      The Company's Transfer Payment Division has delivered RCR services since 1974 and began to deliver its TPLR and CAMS offerings in 1985 and 1986, respectively. The Company augmented its TPLR product line by acquiring CDR in a merger transaction in April 1996. CDR is a provider of hospital-based claim audits to payors (principally Blue Cross/Blue Shield organizations) within the healthcare industry. In fiscal year 1998, hospital business office outsourcing services, including EDI and Global product offerings, will be one of three units in the Transfer Payment Division, in addition to the provider and payor units.

      The Company's Software Division was referred to as MCS during 1997. The Company entered the DSS business in February 1995 when the Company merged with HCm, which provides microcomputer-based decision support software and services to the healthcare industry. In November 1996, the Company acquired QSM, a Boston-based company providing clinical information systems to providers, in a merger transaction. QSM has been combined with HCm. In March 1997, the Company, which owned 43% of HISCo's equity, acquired from WCAS, a limited partnership affiliated with WCAS, certain other affiliates of WCAS, independent investors, and certain of the Company's executive officers and directors, the remaining 57% of HISCo's equity which, at the end of fiscal year 1997, became the MCIS segment of the Software Division. At the time of the acquisition, HISCo merged with its operating subsidiary, Health Systems Architects, Inc. and was renamed HSA Managed Care Systems, Inc. HSA provides automated business and information solutions, including software and services, to the bearers of risk in the healthcare industry. These solutions comprise the MCIS product offering of the Software Division. In July 1997, the Company acquired substantially all the assets of Global Health Systems, Inc. and GHS Management Services, Inc., subsidiaries of GHS, Inc. These subsidiaries provided computerized record-based processing systems and services for managed care, public health and ambulatory care facilities. For the balance of fiscal year 1997, Global's results have been combined with those of HSA. In fiscal year 1998, Global will be reported as part of hospital business office outsourcing unit in the Transfer Payment Division.

      The remaining portion of the Company's business is currently comprised of EDI services. The Company entered the EDI market in 1990 when the Company acquired QMA, which provides electronic billing and automated denial reprocessing services, principally in the state of California.

      The HCm, CDR, and QSM mergers were accounted for using the pooling of interests method, and the QMA, HISCo, and Global acquisitions were accounted for using the purchase method.

Results of Operations

      The table below summarizes the Company's results of operations and the percentage of total revenue of selected line items for the last three fiscal years.

Years Ended October 31,                              1997                1996 (a)               1995 (a)
($ In Thousands)
--------------------------------------------------------------------------------------------------------------
                                               Amount       %        Amount       %        Amount        %
                                            ---------------------  --------------------  ---------------------
Revenue:
    Transfer Payment Division
      RCR                                      $ 17,108       19%    $ 28,212       28%     $ 22,961       25%
      CAMS                                       15,431       17%      18,505       18%       23,945       26%
      TPLR                                       16,849       19%      26,407       26%       19,479       22%
                                            ------------ --------  -----------  -------  ------------ --------
                                                 49,388       55%      73,124       72%       66,385       73%
    Software Division
      DSS                                        24,873       28%      19,510       19%       15,888       18%
      MCIS (b)                                    9,422       10%           0        0%            0        0%
                                            ------------ --------  -----------  -------  ------------ --------
                                                 34,295       38%      19,510       19%       15,888       18%
    EDI (c)                                       5,834        7%       8,692        9%        8,222        9%
--------------------------------------------------------------------------------------------------------------
                                                 89,517      100%     101,326      100%       90,495      100%
Cost of services:
    Compensation                                 52,361       58%      49,370       49%       44,157       49%
    Data processing                               7,593        9%      10,282       10%        8,167        9%
    Occupancy                                    10,383       12%       8,001        8%        6,669        7%
    Other                                        18,018       20%      20,220       20%       14,042       16%
--------------------------------------------------------------------------------------------------------------
                                                 88,355       99%      87,873       87%       73,035       81%
      Operating margin before
         amortization of intangibles              1,162        1%      13,453       13%       17,460       19%
      Amortization of intangibles                 1,331        1%         204        0%          243        0%
--------------------------------------------------------------------------------------------------------------
         Operating (loss) income                   (169)      (0)%     13,249       13%       17,217       19%
Net interest and net other income                 2,746        3%         987        1%          942        1%
Loss on investment                                    0        0%        (927)      (1)%           0        0%
Merger related costs                               (537)      (1)%       (494)      (0)%      (1,045)      (1)%
Equity in (loss) earnings of affiliate             (310)      (0)%         50        0%            0        0%
--------------------------------------------------------------------------------------------------------------
    Income before income taxes                    1,730        2%      12,865       13%       17,114       19%
Income tax benefit (expense)                        351        0%      (5,574)      (6)%      (8,152)      (9)%
--------------------------------------------------------------------------------------------------------------
    Net income                                  $ 2,081        2%     $ 7,291        7%      $ 8,962       10%
--------------------------------------------------------------------------------------------------------------

(a) The fiscal year 1996 and 1995 operating results have been restated to include the effect of the QSM merger in November 1996, which was accounted for using the pooling of interests method.

(b) During fiscal year 1997, and since the acquisition of Global on July 15, 1997, the operating results of Global were consolidated with HSA. In fiscal year 1998, the operating results of Global will be reported as part of hospital business office outsourcing in the Transfer Payment Division.

(c) In fiscal year 1998, EDI will be reported as part of hospital business office outsourcing in the Transfer Payment Division.

Years Ended October 31, 1997 and 1996

      Revenue for the fiscal year ended October 31, 1997 was $89,517,000, a decrease of $11,809,000 or 12% from the prior year. Before the HHL revenue reversal of $2,180,000 in the third quarter of fiscal year 1996, consolidated revenue decreased $13,989,000 or 14%. Revenue from the Transfer Payment Division was $49,388,000, a decrease of $23,736,000 or 32% from the prior year. Before the HHL revenue reversal, Transfer Payment Division revenue decreased $25,916,000 or 34% from the prior year due to the non-recurrence in 1997 of one-time projects in 1996, a contract hiatus with a major client, lower billing volumes and fee rates, and contract expirations.

      Revenue from DSS services was $24,873,000, an increase of $5,363,000 or 27% over the prior year due to the continued growth of software consulting fees and maintenance contract revenue. Revenue from MCIS for fiscal year 1997 was $9,422,000. There was no comparable prior year revenue for MCIS because HSA and Global were acquired during fiscal year 1997 in transactions accounted for under the purchase method.

      Revenue from EDI services was $5,834,000, a decrease of $2,858,000 or 33% from the prior year due primarily to client losses.

      Cost of services for the fiscal year ended October 31, 1997 was $88,355,000, an increase of $482,000 or less than 1% from the prior year. Prior to the effect of the one-time HHL charge of $6,704,000 in the third quarter of 1996, comprised of $1,362,000 of compensation costs, $2,199,000 of data processing costs, and $3,143,000 of other operating costs (including $2,881,000 of bad debt expense related to HHL receivables and $262,000 of net other operating expenses), cost of services increased $7,186,000 or 9% over the prior year. This increase was due primarily to the added cost of services resulting from the acquisitions of HSA and Global, which added costs of services by $9,249,000, and increased operating costs of DSS services of $3,228,000, which increases were offset by certain cost reductions in the Transfer Payment Division and EDI businesses.

      Compensation expense for the fiscal year ended October 31, 1997 was $52,361,000 or 59% of total cost of services, an increase of $2,991,000 or 6% over the prior year. Compensation expense in 1997 compared to 1996 prior to the HHL one-time charge of $1,362,000 in the third quarter of 1996 increased $4,353,000 or 9%. The increased compensation expense was primarily attributable to operating costs resulting from the HSA and Global acquisitions, which increased compensation expense by $6,395,000, and increased compensation cost from DSS services of $2,642,000. Included in compensation expense in 1997 was severance cost of $568,000 in connection with two reductions in force in the Transfer Payment Division. These increases were partially offset by lower compensation expenses, including bonus and profit sharing expenses, in the Transfer Payment Division and EDI businesses.

      Data processing expense for the fiscal year ended October 31, 1997 was $7,593,000, a decrease of $2,689,000 or 26% from the prior year. Prior to the effect of the HHL one-time charge in the third quarter of 1996 of $2,199,000, data processing expense decreased $490,000 or 6%. The decrease in cost was due to certain cost reductions and lower Transfer Payment Division revenue, which more than offset the $1,087,000 increase in operating costs from the HSA and Global acquisitions.

      Occupancy expense for the fiscal year ended October 31, 1997 was $10,383,000, an increase of $2,382,000 or 30% over the prior year. This increase was primarily due to the expansion of the Company's facilities, including additional floors at the Company's New York City offices, and $813,000 in additional operating expense from the acquisitions of HSA and Global.

      Other operating expense for the fiscal year ended October 31, 1997 was $18,018,000, a decrease of $2,202,000 or 11% from the prior year. Prior to the effect of the HHL one-time charge of $3,143,000 in the third quarter of 1996, other operating expenses increased $941,000 or 6%. The increase was due to an additional $954,000 in other operating expenses attributable to HSA and Global.

      Operating margin before amortization of intangible assets for the fiscal year ended October 31, 1997 was $1,162,000, a decrease of $12,291,000 or 91% from the prior year. The Company's operating margin rate before amortization of intangible assets was 1.3%, compared to 13.3% in the prior year. Prior to the effect of the HHL one-time charge and revenue reversal in 1996, operating margin before amortization decreased $21,175,000 or 95%.

      Amortization of intangible assets for the fiscal year ended October 31, 1997 was $1,331,000, an increase of $1,127,000 from the prior year. The increase resulted primarily from the amortization of goodwill acquired in the HSA and Global acquisitions.

      Net interest and net other income for the fiscal year ended October 31, 1997 was $2,746,000, an increase of $1,759,000. The increase was partially due to a reversal of $877,000 in accrued interest expense resulting from a favorable resolution of an Internal Revenue Service ("IRS") audit during fiscal year 1997. In addition, the Company wrote off its investment in HHL of $927,000 in 1996 as part of the one-time charge. Merger related costs of $537,000 were incurred in the fiscal year ended October 31, 1997 related to the Company's merger with QSM in November 1996. Merger related costs of $494,000 were incurred in fiscal year end October 31, 1996 related to the Company's merger with CDR in April 1996. The Company recognized a loss of $310,000 through March 18, 1997 (the date on which the Company acquired the remaining 57% of HISCo's equity which it did not already own) from its equity investment in HISCo, compared to earnings of $50,000 in the prior year.

      The Company's income tax benefit for the fiscal year ended October 31, 1997 was $351,000. The tax benefit was primarily due to a reversal of $1,093,000 in accrued taxes arising from the favorable IRS audit resolution in 1997. Exclusive of the IRS audit resolution, the effective tax rate was 42.9%. This compares to income tax expense of $5,574,000 and an effective tax rate of 43.3% for fiscal year 1996.

      Net income for the fiscal year ended October 31, 1997 was $2,081,000, a decrease of $5,210,000 or 71% from the prior year. Earnings per share were $0.12 in 1997 compared to $0.39 in 1996. Earnings per share excluding all one-time events were $0.06 in 1997 compared to $0.72 in 1996.

Years Ended October 31, 1996 and 1995

      Revenue for the fiscal year ended October 31, 1996 was $101,326,000, an increase of $10,831,000 or 12% over the prior year. Before the HHL revenue reversal of $2,180,000 in the third quarter of 1996, revenue was $103,506,000, an increase of $13,011,000 or 14% over the prior year. Revenue from Transfer Payment Division after the revenue reversal increased $6,739,000 or 10%, principally due to revenue generated by the Company's RCR and TPLR engagements, which increased by 23% and 36%, respectively. Revenue from DSS services was $19,510,000, an increase of $3,622,000 or 23% over the prior year. Revenue from EDI services was $8,692,000, an increase of $470,000 or 6% over the prior year.

      Cost of services for the fiscal year ended October 31, 1996 was $87,873,000, an increase of $14,838,000 or 20% over the prior year. During the third quarter of fiscal year ended October 31, 1996, the Company recorded a one-time charge pertaining to its relationship with HHL, a major CAMS customer, which defaulted on its obligation under a data processing agreement with the Company. This charge increased cost of services by $6,704,000 and accounted for 9% of the increase over the prior year. The $6,704,000 charge was comprised of $1,362,000 of net compensation costs, and $2,199,000 of net data processing costs, both associated with the continued servicing of the HHL data processing agreement, plus $3,143,000 of other operating costs, including $2,881,000 of bad debt expense related to HHL receivables and $262,000 of net other operating expenses.

      Compensation expense for the fiscal year ended October 31, 1996 was $49,370,000, an increase of $5,213,000 or 12% over the prior year. Before the one-time charge of $1,362,000 in the third quarter of 1996, compensation expense was $48,008,000, an increase of $3,851,000 or 9% over the prior year. This increase reflected a 17% increase in the average number of employees supporting business growth and expansion, offset by savings related to the non-recurring fiscal year 1995 CDR S corporation distributions to its former shareholders of $1,978,000 and salary savings associated with employee turnover.

      Data processing expense for the fiscal year ended October 31, 1996 was $10,282,000, an increase of $2,115,000 or 26% over the prior year. Before the one-time HHL charge of $2,199,000 in the third quarter of 1996, data processing expense was $8,083,000, a decrease of $84,000 or 1% from the prior year. This decrease was attributable to high levels of expense in fiscal year 1995 associated with the enhancement of the Company's data processing infrastructure which were non-recurring in nature.

      Occupancy expense for the fiscal year ended October 31, 1996 was $8,001,000, an increase of $1,332,000 or 20% over the prior year. This increase was primarily due to the expansion of the Company's facilities, including the Company's headquarters.

      Other operating expense for the fiscal year ended October 31, 1996 was $20,220,000, an increase of $6,178,000 or 44% over prior year. Before the one-time HHL charge of $3,143,000 in the third quarter of 1996, other operating expense was $17,077,000, an increase of $3,035,000 or 22% over the prior year. The increase was due to $1,604,000 in provision for non-HHL bad debts and higher levels of direct project costs, professional fees and employee related costs. The Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000, resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses.

      Operating margin before amortization of intangible assets for the fiscal year ended October 31, 1996 was $13,453,000, a decrease of $4,007,000 or 23% from the $17,460,000 realized in the prior year. The Company's operating margin rate before amortization of intangible assets was 13%, compared to 19% in fiscal year 1995. Operating margin before amortization of intangibles and prior to the one-time charge and revenue reversal for HHL was $22,337,000, an increase of $4,877,000 or 28%. Exclusive of the effect of the one-time charge and revenue reversal, the operating margin rate would have been 22%, an increase of three percentage points over the 19% realized in the prior year.

      Amortization of intangible assets for the fiscal year ended October 31, 1996 was $204,000, a decrease of $39,000 or 16% from the prior year. The decrease resulted from the full amortization of one of the Company's intangible assets.

      Net interest and net other income for the fiscal year ended October 31, 1996 was $987,000, an increase of $45,000 over the prior year. During 1996, the Company wrote off its investment in HHL of $927,000 as part of the one-time charge. Merger related costs of $494,000 were incurred in the year ended October 31, 1996 related to the Company's merger with CDR in April 1996. Merger related costs of $1,045,000 were incurred in 1995 related to the Company's merger with HCm. See Note 2(e) of Notes to Consolidated Financial Statements on page F-18 of this Form 10-K. The Company reported equity in earnings of its HISCo affiliate of $50,000 and $0 in fiscal years 1996 and 1995, respectively.

      The Company's income tax expense for the fiscal year ended October 31, 1996 was $5,574,000, resulting in an effective tax rate of approximately 43%. This compares to income tax expense of $8,152,000 and an effective tax rate of approximately 48% for fiscal year 1995. The reduction in the effective tax rate results from the non-taxability of income from CDR for the first six months of the fiscal year due to its status as an S corporation, and from the decrease of non-tax deductible merger costs from the comparable prior year period. Had taxes been computed as if CDR had been a C corporation for the first six months of 1996, the effective tax rate in 1996 would have been 2.4% higher. Income tax expense without the HHL one-time charge and revenue reversal in the third quarter of 1996 would have been $9,823,000, an increase of $861,000 or 10% over fiscal year 1995.

      Net income for the fiscal year ended October 31, 1996 was $7,291,000, a decrease of $1,671,000 or 19% from the prior year. Earnings per share was $0.39 in 1996 compared to $0.51 in 1995. Earnings per share excluding all one-time events was $0.72 in 1996 compared to $0.57 in 1995.

Liquidity and Capital Resources

      On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. Pursuant to this authorization, the

Company began and expects to continue repurchasing shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. As of October 31, 1997, the Company had repurchased in the open market 314,500 shares having an aggregate purchase price of $1,863,000.

      On June 30, 1997, the Company amended its unsecured revolving credit facility with a major money center financial institution in order to remain in compliance with one of the financial covenants of the credit agreement. The Company's plans to repurchase up to $10,000,000 in common stock would have brought the Company below the minimum consolidated tangible net worth test in fiscal year 1998. The amended credit agreement reduced the credit facility to $30,000,000 and lowered the minimum consolidated tangible net worth test for fiscal years 1998 and 1999.

      At October 31, 1997, the Company had $53,799,000 in net working capital, a decrease of $954,000 from the level at October 31, 1996. The Company's principal sources of liquidity at October 31, 1997 consisted of cash, cash equivalents, and short-term investments aggregating $39,080,000, net accounts receivable of $39,519,000, and an available balance of $28,400,000 under its line of credit. Accounts receivable at October 31, 1997 reflected a decrease of $3,211,000 or 8% from the October 31, 1996 balance. There has been no significant change in the nature, age, or composition of the Company's accounts receivable portfolio.

Year 2000

      The Company, like all companies in general and information systems companies in the specific, expects to feel the impact of technological change and obsolecence. In fiscal year 1997, the Company began engaging with the implications of the "Year 2000 Problem.," a situation caused by the inability of many computer systems to distinguish the century associated with a date whose year is designated by two digits, i.e. January 1 in the year 19XX versus January 1 in the year 20XX. As an information systems and services vendor, the Company is concerned with ensuring that the Company's systems are reengineered wherever necessary to handle an expanded date field (which will unambiguously differentiate between like dates in the 20th and 21st centuries) and with ensuring that the data received from clients has been properly reformatted to present the date unambiguously and is properly interpreted when processed by the Company. The Company's fiscal year 1998 budget includes substantial funding directed at assuring that the Company's software products and services offerings are able to deal with the Year 2000 Problem on a timely basis. Notwithstanding the Company's efforts in this regard, there does exist the risk that the Year 2000 Problem will manifest itself in unanticipated ways, thereby adversely affecting the Company's performance in the future; such failures of the Company and/or failures on the part of the computer systems of the Company's clients could have a material adverse impact on the Company's ability to do business in the future.

Inflation

      The Company's business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. Although the moderate inflation rates of the past several years have not imposed significant problems for the Company, the Company implemented selective wage increases in fiscal year 1997 to assure retention of qualified personnel in key areas of its operations.

Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earning Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of January 31, 1998. SFAS 128 is not expected to have a material impact on the Company's financial statements.

SELECTED CONSOLIDATED FINANCIAL DATA

Years Ended October 31,                                         1997 (a)       1996 (b)        1995 (b)       1994 (b)      1993 (b)
  (Amounts In Thousands, Except Per Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenue                                                     $ 89,517        101,326          90,495         73,940        59,949
Cost of services                                              88,355         87,873          73,035         61,094        48,989
------------------------------------------------------------------------------------------------------------------------------------
   Operating margin before
       amortization of intangibles                             1,162         13,453          17,460         12,846        10,960
Amortization of intangibles (c)                                1,331            204             243            190           303
------------------------------------------------------------------------------------------------------------------------------------
   Operating (loss) income                                      (169)        13,249          17,217         12,656        10,657
Net interest and net other income (expense)                    2,746            987             942            464          (144)
Loss on investment                                                 0           (927)              0              0             0
Merger related costs                                            (537)(d)       (494)(e)      (1,045)(f)        (59)(f)         0
Equity in (loss) earnings of affiliate (g)                      (310)            50               0              0             0
------------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes and
      extraordinary items                                      1,730         12,865          17,114         13,061        10,513
Income tax benefit (expense)                                     351         (5,574)         (8,152)        (6,353)       (4,766)
------------------------------------------------------------------------------------------------------------------------------------
   Income before extraordinary item                            2,081          7,291           8,962          6,708         5,747
Extraordinary loss, net of tax benefit (h)                         0              0               0              0          (306)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                                  2,081          7,291           8,962          6,708         5,441
------------------------------------------------------------------------------------------------------------------------------------
Accretion of preferred stock redemption value                      0              0               0              0           (33)
Net income attributable to common shareholders               $ 2,081          7,291           8,962          6,708         5,408
------------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data:
Income before extraordinary item                              $ 0.12           0.39            0.51           0.40          0.37
Net income attributable to common shareholders                $ 0.12           0.39            0.51           0.40          0.35
Weighted average shares outstanding                           17,918         18,461          17,579         16,674        15,508
------------------------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Operating margin as a percentage of revenue                        1%            13%             19%            17%           18%
Operating (loss) income as a percentage of revenue                (0)%           13%             19%            17%           18%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           October 31,
                                                                1997           1996            1995           1994          1993
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash and short-term investments                             $ 39,080         39,521          30,112         27,827        26,447
Working capital                                               53,799         54,753          41,413         35,732        28,319
Total assets                                                 109,694        109,643          88,101         70,689        60,802
Common shareholders' equity                                   79,806         74,612          58,203         46,662        38,181
====================================================================================================================================

Notes to Selected Consolidated Financial Data

(a) Includes the revenue and costs associated with the Company's HSA and Global acquisitions. See Notes 2(a) and 2(b) of Notes to Consolidated Financial Statements.

(b) Financial data for the years 1994 through 1996 has been restated to reflect the merger with QSM in 1997. Financial data for 1993 are immaterial for QSM and amounts for that year have not been restated for the merger. See Note 2(c) of Notes to Consolidated Financial Statements.

(c) Intangible assets were principally recorded in connection with the Company's 1989 recapitalization, its acquisition of QMA in 1990, and its HSA and Global acquisitions in 1997. See Notes 1(e) and 6 of Notes to Consolidated Financial Statements.

(d) Includes costs associated with the Company's merger with QSM. See Note 2(c) of Notes to Consolidated Financial Statements.

(e) Includes costs associated with the Company's merger with CDR. See Note 2(d) of Notes to Consolidated Financial Statements.

(f) Includes costs associated with the Company's merger with HCm. See Note 2(e) of Notes to Consolidated Financial Statements.

(g) In March 1997, the Company acquired the remaining outstanding shares of HISCo not already owned by the Company. The acquisition was accounted for using the purchase method. See Note 2(b) of Notes to Consolidated Financial Statements.

(h) The extraordinary loss of $306,000, net of income tax benefit of $257,000, reflects the write-off of the unamortized debt discount attributable to the prepayment of subordinated debentures issued in connection with the Company's 1989 recapitalization.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Health Management Systems, Inc.:

      We have audited the accompanying consolidated financial statements of Health Management Systems, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Health Information Systems Corporation (HISCo), a 43% owned investee company, for the year ended October 31, 1996. The Company's investment in HISCo at October 31, 1996 was $6,824,000 and its loss in equity for the year ended October 31, 1996 was $50,000. The financial statements of HISCo for the aforementioned periods were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for HISCo, is based solely on the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management Systems, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Short Hills, New Jersey
November 21, 1997

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts In Thousands, Except Per Share Amounts)

                                                                 Years Ended October 31,
                                                             ------------------------------
                                                                1997       1996      1995
                                                             ---------   --------   -------
Revenue:
    Trade                                                    $  89,186     95,719    81,073
    Affiliates                                                     331      5,607     9,422
                                                             ---------   --------   -------
                                                                89,517    101,326    90,495

Cost of services:
    Compensation                                                52,361     49,370    44,157
    Data processing                                              7,593     10,282     8,167
    Occupancy                                                   10,383      8,001     6,669
    Other                                                       18,018     20,220    14,042
                                                             ---------   --------   -------
                                                                88,355     87,873    73,035
                                                             ---------   --------   -------

        Operating margin before amortization of intangibles      1,162     13,453    17,460

    Amortization of intangibles                                  1,331        204       243
                                                             ---------   --------   -------

        Operating (loss) income                                   (169)    13,249    17,217

Other income (expense):
     Net interest and net other income                           2,746        987       942
     Loss on investment                                              0       (927)        0
     Merger related costs                                         (537)      (494)   (1,045)
     Equity in (loss) earnings of affiliate                       (310)        50         0
                                                             ---------   --------   -------
                                                                 1,899       (384)     (103)

        Income before income taxes                               1,730     12,865    17,114

Income tax benefit (expense)                                       351     (5,574)   (8,152)
                                                             ---------   --------   -------

        Net income                                           $   2,081      7,291     8,962
                                                             =========   ========   =======

Earnings per share data:
        Net income per common share                          $    0.12       0.39      0.51
                                                             =========   ========   =======

        Weighted average shares outstanding                     17,918     18,461    17,579
                                                             =========   ========   =======

See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)

                                                        October 31,  October 31,
                                                           1997          1996
                                                         ---------      -------
                              Assets
Current assets:
   Cash and cash equivalents                             $  20,694       22,340
   Short-term investments                                   18,386       17,181
   Accounts receivable, net                                 39,519       42,730
   Other current assets                                      3,384        4,706
                                                         ---------      -------
     Total current assets                                   81,983       86,957

Property and equipment, net                                  7,988        7,823
Goodwill, net                                               12,316        5,247
Other intangible assets, net                                 1,059           10
Capitalized software costs, net                              3,060        1,472
Investments in affiliates                                        0        6,824
Deferred income taxes                                        2,721            0
Other assets                                                   567        1,310
                                                         ---------      -------
     Total assets                                        $ 109,694      109,643
                                                         =========      =======

               Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                 $  16,153       19,676
   Amounts payable to affiliates                                 0          585
   Deferred revenue                                          5,122        4,975
   Deferred income taxes                                     6,909        6,968
                                                         ---------      -------
     Total current liabilities                              28,184       32,204

Other  liabilities                                           1,704        2,770
Deferred income taxes                                            0           57
                                                         ---------      -------
     Total liabilities                                      29,888       35,031
                                                         ---------      -------


Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000
     shares authorized; none issued and outstanding              0            0

   Common stock - $.01 par value; 45,000,000 shares
     authorized; 17,773,653 shares issued and 17,459,153
     shares outstanding at October 31, 1997; 17,520,991
     shares issued and outstanding at October 31, 1996         178          175
   Capital in excess of par value                           67,304       62,541
   Retained earnings                                        13,506       11,425
   Unrealized appreciation on short-term investments           681          471
                                                         ---------      -------
                                                            81,669       74,612

   Less treasury stock, at cost (314,500 shares)            (1,863)           0
                                                         ---------      -------
   Total shareholders' equity                               79,806       74,612
                                                         ---------      -------

   Total liabilities and shareholders' equity            $ 109,694      109,643
                                                         =========      =======

See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)

                                                                                              Unrealized
                                                     Common Stock                           Appreciation
                                                 ------------------- Capital In  Retained  (Depreciation)                    Total
                                                                Par   Excess Of  Earnings  on Short-term    Treasury  Shareholders'
                                                      Shares  Value   Par Value  Deficit)    Investments       Stock        Equity
                                                      ------  -----   ---------  --------    -----------       -----        ------
Balance at October 31, 1994                       15,976,423   $160      45,710     1,185            (12)          0        47,043

     Adjustments for Quality Standards in
       Medicine, Inc. ("QSM") pooling of interest    172,150      1       4,958    (5,340)             0           0          (381)
                                                 ----------------------------------------------------------------------------------
Balance at October 31, 1994, as restated          16,148,573    161      50,668    (4,155)           (12)          0        46,662

     Net income                                            0      0           0     8,962              0           0         8,962
     Stock option activity                           272,595      3       1,078         0              0           0         1,081
     Employee Stock Purchase Plan activity           141,744      1       1,202         0              0           0         1,203
     Disqualifying dispositions                            0      0         477         0              0           0           477
     Unearned compensation                                 0      0          14         0              0           0            14
     Appreciation on short-term investments                0      0           0         0            476           0           476
     Adjustment to reflect change in Health
      Care microsystems, Inc. fiscal year                  0      0           0      (672)             0           0          (672)
                                                 ----------------------------------------------------------------------------------
Balance at October 31, 1995                       16,562,912    165      53,439     4,135            464           0        58,203

     Net income                                            0      0           0     7,290              0           0         7,290
     Stock option activity                           794,994      8       5,629         0              0           0         5,637
     Employee Stock Purchase Plan activity           163,085      2       2,330         0              0           0         2,332
     Disqualifying dispositions                            0      0       1,143         0              0           0         1,143
     Appreciation on short-term investments                0      0           0         0              7           0             7
                                                 ----------------------------------------------------------------------------------
Balance at October 31, 1996                       17,520,991    175      62,541    11,425            471           0        74,612

     Net income                                            0      0           0     2,081              0           0         2,081
     Stock option activity                            69,480      1         333         0              0           0           334
     Employee Stock Purchase Plan activity            95,332      1         708         0              0           0           709
     Stock issued to retire QSM debt                  87,850      1       1,434         0              0           0         1,435
     Stock options issued to non-employees                 0      0          98         0              0           0            98
     Disqualifying dispositions                            0      0       2,190         0              0           0         2,190
     Treasury stock acquisition                     (314,500)     0           0         0              0      (1,863)       (1,863)
     Appreciation on short-term investments                0      0           0         0            210           0           210
                                                 ----------------------------------------------------------------------------------
Balance at October 31, 1997                       17,459,153   $178      67,304    13,506            681      (1,863)       79,806
                                                 ==================================================================================

See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)

                                                                                           Years Ended October 31,
                                                                                    -----------------------------------
                                                                                        1997        1996        1995
                                                                                    ----------- -----------  ----------
Operating activities:
     Net income                                                                     $    2,081       7,291       8,962
       Adjustments to reconcile net income to net cash provided by operating activities:
            Loss on investment                                                               0         927           0
            Depreciation and amortization                                                3,811       3,117       2,772
            Software capitalization                                                     (1,498)     (1,151)       (840)
            Amortization of intangibles                                                  1,331         204         243
            Amortization of unearned compensation                                            0           0          14
            Provision for doubtful accounts                                                538       4,485         183
            Loss (gain) on disposal of assets                                               17           0         (19)
            Deferred tax (benefit) expense                                              (1,635)       (424)      1,203
            Equity in loss (earnings) of affiliate                                         310         (50)          0
            Stock options issued to non-employees                                           98           0           0
            Other                                                                            0           0          (3)
            Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                                 5,008     (15,188)     (9,206)
              Decrease (increase) in other current assets                                4,137        (793)     (1,063)
              Increase (decrease) in accounts payable and accrued expenses              (2,910)      3,196       5,229
              Increase (decrease) in amounts payable to affiliates                        (747)        902           0
              Increase (decrease) in deferred revenue                                     (575)        881        (983)
              Increase (decrease) in other assets and liabilities, net                  (1,531)      2,187         717
                                                                                    ----------- -----------  ----------
                Net cash provided by operating activities                                8,435       5,584       7,209
                                                                                    ----------- -----------  ----------

Investing activities:
     Capital asset expenditures                                                         (2,462)     (4,456)     (1,513)
     Investment in affiliates                                                                0         (28)     (7,268)
     Acquisition of assets of subsidiaries of GHS, Inc.                                 (2,146)          0           0
     Acquisition of Health Information Systems Corporation, net of cash acquired        (3,689)          0           0
     Net (purchases) proceeds from sale of short-term investments                         (964)      2,106      (5,464)
                                                                                    ----------- -----------  ----------
                Net cash used in investing activities                                   (9,261)     (2,378)    (14,245)
                                                                                    ----------- -----------  ----------

Financing activities:
     Proceeds from issuance of common stock                                                709       2,332       1,346
     Proceeds from exercise of stock options                                               334       5,637       1,081
     Common stock repurchase                                                            (1,863)          0           0
     Proceeds from notes payable                                                             0         340         494
     Repayment of notes payable                                                              0           0        (342)
                                                                                    ----------- -----------  ----------
                Net cash (used in) provided by financing activities                       (820)      8,309       2,579
                                                                                    ----------- -----------  ----------

                Net (decrease) increase in cash and cash equivalents                    (1,646)     11,515      (4,457)
Cash and cash equivalents at beginning of period                                        22,340      10,825      15,029
Adjustment to cash to reflect change in Health Care
   microsystems, Inc. fiscal year                                                            0           0         253
                                                                                    ----------- -----------  ----------
Cash and cash equivalents at end of period                                          $   20,694      22,340      10,825
                                                                                    =========== ===========  ==========

See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Founded in 1974, Health Management Systems, Inc. (the "Company") provides information management software, systems and services to healthcare providers and payors.

      (a) Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b) Cash and Cash Equivalents

      For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less (including money market instruments of $6,283,000 and $5,873,000 at October 31, 1997 and 1996, respectively) to be cash equivalents.

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

      At October 31, 1997 and 1996, the Company recorded cumulative unrealized appreciation of $681,000 and $471,000, respectively, on these short-term investments.

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

               Equipment                          3-5 years
               Leasehold improvements             5-8 years
               Furniture and fixtures             5-7 years

      (e) Intangible Assets

      Intangible assets have been recorded primarily as a result of the recapitalization of the Company in 1989, the acquisition of Quality Medi-Cal Adjudication, Incorporated ("QMA") in 1990, the acquisition of the remaining shares of Health Information Systems Corporation. ("HISCo") in March 1997, and the acquisition of the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global"), subsidiaries of GHS, Inc., in July 1997. Intangible assets consist of software, customer lists, and goodwill, which are being amortized on a straight-line basis over three years, three years and between ten and forty years, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies, continued

      (f) Software Development Costs

      The Company capitalizes software development costs (related to software developed for resale) incurred subsequent to the establishment of technological feasibility of the product, including costs incurred to develop upgrades subsequent to the commercial release of the product. Amortization of software development costs is determined on a product-by-product basis to be the greater of the amount computed on a straight-line basis over the expected economic life of the product, generally estimated to be 36-60 months, or using the ratio of current gross revenue to total current and anticipated future gross revenue, whichever is greater. Software development costs are stated at original cost of $3,755,000 and $2,257,000 less accumulated amortization of $1,735,000 and $785,000 at October 31, 1997 and 1996, respectively. Amortization expense for the years ended October 31, 1997, 1996, and 1995 was $992,000, $543,000, and
$587,000, respectively.

      In addition, amounts included in software development costs of $3,686,000 and related accumulated amortization of $2,646,000 are attributable to HISCo's historical balance sheet. The Company acquired the remaining shares of HISCo's equity which it did not already own in fiscal year 1997.

      (g) Revenue Recognition

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

      (h) Income Taxes

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies, continued

      (i) Net Income Per Common Share

      Net income per common share has been computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each year. Common stock equivalents utilizing the treasury stock method are included in the computation of weighted average number of shares outstanding for the years ended October 31, 1997, 1996, and 1995. In 1997, the weighted average number of shares outstanding has been reduced primarily as a result of the effect a lower average market price for the Company's common stock had in determining the number of outstanding options included in the weighted average shares outstanding. See Exhibit 11 - Computation of Earnings Per Share.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of January 31, 1998. SFAS 128 is not expected to have a material impact on the Company's consolidated financial statements.

      (j) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (k) Reclassifications

      Certain reclassifications were made to prior year amounts to conform to the 1997 presentation.

      (l) Fair Value of Financial Instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. With the exception of short-term investments (see Note 1(c)), the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets approximate estimated fair value as of October 31, 1997 and 1996.

      (m) Stock-Based Compensation

      Effective October 31, 1997, the Company adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and applies APB opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. See Note 12-Stock-Based Compensation Plans.

      (n) Accounting for the Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviewed its long-lived assets and based on the expected future cash flows, determined that there is no impairment of such assets. In accordance with the effective date of SFAS 121, the Company adopted SFAS 121 as of October 31, 1997.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Business Combinations

      (a) Acquisition of the Assets of Global Health Systems Inc. and GHS Management Services, Inc.

      In July 1997, the Company acquired substantially all the assets of Global for $2,146,000. Global provides computerized record-based processing systems and services for managed care, public health and ambulatory care facilities.

      The acquisition was accounted for using the purchase method and accordingly the results of operations for Global from the date of acquisition through October 31, 1997 are included in the accompanying consolidated financial statements. The $1,701,000 excess of the purchase price over the fair market value of the assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years. During fiscal year 1997, Global's operating results were consolidated with those of HSA.

      (b) Acquisition of Health Information Systems Corporation

      In March 1997, the Company, which owned 43% of the equity of Health Information Systems Corporation ("HISCo"), acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired from Welsh, Carson, Anderson & Stowe ("WCAS"), a limited partnership affiliated with WCAS, other affiliates of WCAS, independent investors, and certain of the Company's executive officers and directors. HISCo has been renamed HSA Managed Care Systems, Inc. HSA provides automated business and information solutions, including software and services, to the bearers of risk in the healthcare industry. At the end of fiscal year 1997, HSA became the MCIS segment of the Company's Software Systems and Services Division ("Software Division").

      The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1997 are included in the accompanying consolidated financial statements. The $2,309,000 excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and HSA as if the acquisition had occurred as of the beginning of fiscal year 1997 and 1996, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSA constituted a single entity during such periods.

                                                           (Unaudited)
                                                      Year ended October 31,
                                                    1997                 1996
                                                    ----                 ----

Revenue                                         $94,582,000          116,892,000
                                                ===========          ===========

Net Income                                      $ 1,671,000            7,358,000
                                                ===========          ===========

Earnings per share                              $      0.09                 0.40
                                                ===========          ===========

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Business Combinations, continued

      (c) Merger with Quality Standards in Medicine, Inc.

      In November 1996, the Company completed the acquisition of Quality Standards in Medicine, Inc. ("QSM"), a Boston-based company providing clinical quality management systems, for 260,000 shares of the Company's common stock. This transaction was accounted for using the pooling of interests method. Accordingly, the accompanying consolidated financial statements have been retroactively restated through 1994 for periods presented to include the financial position, results of operations, and cash flows of QSM. Prior to 1994, QSM's financial data is unavailable. Founded in 1986, QSM provides hospitals with sophisticated systems and consulting services to help define and measure the quality of care. QSM had 1995 revenue of $768,000 and has clients located primarily in 13 states and the District of Columbia. Operationally, QSM has been combined with HCm, providing Decision Support Software ("DSS") as part of the Company's Software Division.

      (d) Merger with CDR Associates, Inc.

      In April 1996, the Company acquired all the outstanding capital stock of CDR Associates, Inc. ("CDR") in exchange for 460,000 shares of the Company's stock in a merger transaction which was accounted for using the pooling of interests method. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations, and cash flows of CDR. The CDR product makes up part of the Company's Third Party Liability Recovery ("TPLR") Services in the Company's Transfer Payment Services Division ("Transfer Payment Division").

      (e) Merger with Health Care microsystems, Inc.

      In February 1995, the Company acquired all of the outstanding capital stock of Health Care microsystems, Inc. ("HCm") in a merger transaction which was accounted for using the pooling of interests method. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations, and cash flows of HCm. In addition, the accompanying consolidated financial statements reflect certain adjustments to conform the accounting policies of the two companies. HCm's DSS offerings are included in the Software Division.

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

3.    Net Accounts Receivable

      Net accounts receivable as of October 31, 1997 and 1996 consisted of the following:

                                                           1997             1996
--------------------------------------------------------------------------------
Trade                                               $39,519,000       42,330,000
Affiliates                                                   --          400,000
--------------------------------------------------------------------------------
                                                    $39,519,000       42,730,000
================================================================================

      Trade accounts receivable are reflected net of an allowance for doubtful accounts of $1,428,000 and $1,682,000 at October 31, 1997 and 1996,
respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Fees Held in Escrow

      The Company is obligated to maintain a portion of fees received from two clients in escrow accounts. The Company's obligation to maintain such fees in escrow terminates at either: (a) the earlier of six years from the dates of service associated with fees generated and settlement of the client's Medicaid and/or Medicare audits for each applicable year, and/or (b) termination of the contract. Due to the 1994 renewal of one client contract that eliminated future escrow requirements and the Company's fulfillment of its maximum escrow deposit for the second client, the Company completed its obligation to make escrow deposits as of October 31, 1994. For the years ended October 31, 1997 and 1996 fees held in escrow were $772,000 and $1,128,000, respectively.

5.    Property and Equipment

      Property and equipment as of October 31, 1997 and 1996 consisted of the following:

                                                             1997          1996
--------------------------------------------------------------------------------
Equipment                                            $ 14,697,000    12,639,000
Leasehold improvements                                  5,728,000     5,527.000
Furniture and fixtures                                  4,877,000     3,904,000
--------------------------------------------------------------------------------
                                                       25,302,000    22,070,000
Less accumulated depreciation and amortization        (17,314,000)  (14,247,000)
--------------------------------------------------------------------------------
                                                     $  7,988,000     7,823,000
================================================================================

      Depreciation and amortization expense related to property and equipment charged to operations for the years ended October 31, 1997, 1996, and 1995 was $2,819,000, $2,574,000, and $2,185,000, respectively.

6.       Goodwill and Other Intangible Assets

      Goodwill and other intangible assets as of October 31, 1997 and 1996 consisted of the following:

                                                          1997             1996
--------------------------------------------------------------------------------
Goodwill                                          $ 14,298,000        6,487,000
   Less accumulated amortization                    (1,982,000)      (1,240,000)
--------------------------------------------------------------------------------
                                                    12,316,000        5,247,000
================================================================================

Other intangible assets                              3,349,000        1,756,000
   Less accumulated amortization                    (2,290,000)      (1,746,000)
--------------------------------------------------------------------------------
                                                  $  1,059,000           10,000
================================================================================

      Amortization expense related to intangible assets charged to operations for the years ended October 31, 1997, 1996, and 1995, was $1,331,000, $204,000,
and $243,000, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of October 31, 1997 and 1996 consisted of the following:

                                                              1997          1996
--------------------------------------------------------------------------------
Accrued compensation                                   $ 4,633,000     6,185,000
Accrued direct project costs                             3,282,000     2,330,000
Accrued HHL one-time charges                               719,000     3,658,000
Accounts payable and other accrued expenses              7,519,000     7,503,000
--------------------------------------------------------------------------------
                                                       $16,153,000    19,676,000
================================================================================

8.    Credit Facility

      On June 30, 1997, the Company amended its unsecured revolving credit facility with a major money center financial institution in order to remain in compliance with one of the financial covenants of the credit agreement. The credit facility has a term of three years, carries an unused commitment fee of 20 basis points, and bears interest at the institution's prime lending rate, or LIBOR plus 5/8%, at the Company's option. The revolving credit facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends. The revolving credit facility also contains covenants that require the Company to maintain minimum tangible consolidated shareholders' equity and limit debt-to-equity and debt-to-asset relationships as defined in the agreement. The Company's plans to repurchase up to $10,000,000 in common stock would have brought the Company below the minimum consolidated tangible net worth test in fiscal year 1998. The amended credit agreement reduced the credit facility to $30,000,000 and lowered the minimum consolidated tangible net worth test for fiscal years 1998 and 1999. The Company had an available balance under this credit facility of $28,400,000 at October 31, 1997 and $39,950,000 at October 31, 1996. See Note 16(c) -
Related Party Transactions.

      Cash interest payments including bank charges attributable to the aforementioned credit facility for the years ended October 31, 1997, 1996, and 1995 were $0, $68,000, and $60,000, respectively.

9.    Income Taxes

      Income tax benefit (expense) for the years ended October 31, 1997, 1996, and 1995 was comprised of the following:

                                                 1997         1996         1995
--------------------------------------------------------------------------------
Current tax expense:
    Federal                               $  (716,000)  (4,264,000)  (4,677,000)
    State and local                          (568,000)  (1,734,000)  (2,272,000)
--------------------------------------------------------------------------------
                                           (1,284,000)  (5,998,000)  (6,949,000)
--------------------------------------------------------------------------------

Deferred tax benefit (expense):
    Federal                                 1,136,000      448,000   (1,285,000)
    State and local                           499,000      (24,000)      82,000
--------------------------------------------------------------------------------
                                            1,635,000      424,000   (1,203,000)
--------------------------------------------------------------------------------
Income tax benefit (expense), net         $   351,000   (5,574,000)  (8,152,000)
================================================================================

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Income Taxes, continued

      A reconciliation of the income tax benefit (expense) to the federal statutory rate of 34% follows:

                                            1997                   1996                   1995
---------------------------------------------------------------------------------------------------------
Income tax benefit (expense):
Computed at Federal Statutory rate   $  (588,000)   (34.0)%  (4,374,000)   (34.0)%  (5,819,000)   (34.0)%
State and local tax expense, net of
   federal benefit                       (46,000)    (2.7)%  (1,160,000)    (9.0)%  (1,445,000)    (8.4)%
Amortization of goodwill                 (70,000)    (4.0)%     (55,000)    (0.4)%     (55,000)    (0.3)%
Merger related costs                    (183,000)   (10.6)%    (157,000)    (1.2)%    (355,000)    (2.1)%
Equity loss in affiliate                 (88,000)    (5.1)%           0      0.0%            0      0.0%
Municipal interest                       258,000     14.9%      233,000      1.8%      216,000      1.3%
IRS audit resolution                   1,093,000     63.2%            0      0.0%            0      0.0%
CDR S Corporation income                       0      0.0%      325,000      2.5%            0      0.0%
QSM's corporate loss                           0      0.0%     (304,000)    (2.4)%    (217,000)    (1.3)%
Other, net                               (25,000)    (1.4)%     (82,000)    (0.6)%    (477,000)    (2.8)%
---------------------------------------------------------------------------------------------------------
Total income tax benefit (expense)   $   351,000     20.3%   (5,574,000)   (43.3)%  (8,152,000)   (47.6)%
=========================================================================================================

      Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The types of temporary differences that give rise to the deferred tax liability, and the effect on the deferred income tax benefit (expense) of changes in those temporary differences, are as follows:

                                                   1997        1996        1995
--------------------------------------------------------------------------------
Accounts receivable                         $ 3,298,000  (3,294,000) (1,609,000)
Fees held in escrow                             188,000     108,000     117,000
Depreciable and amortizable assets               12,000     397,000    (400,000)
Allowance for doubtful accounts                (206,000)    653,000           0
Unbilled costs                                  259,000    (156,000)     (6,000)
Accounts payable and other accrued expenses  (1,273,000)   (170,000)    403,000
Deferred revenue                               (196,000)    275,000    (543,000)
Deferred rent                                    14,000     237,000      72,000
Contract termination contingency              1,093,000     479,000           0
HHL one-time charges                         (1,434,000)  2,070,000           0
Other                                          (120,000)   (175,000)    763,000
--------------------------------------------------------------------------------
Deferred income tax benefit (expense)       $ 1,635,000     424,000  (1,203,000)
================================================================================

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Income Taxes, continued

      Temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at October 31, 1997 were as follows:

Deferred tax assets:
     Accounts receivable/deferred items                            $  1,061,000
     Property and equipment                                           2,838,000
     HHL one-time charges                                               689,000
     Allowance for doubtful accounts                                    573,000
     Accounts payable and accrued expenses                              367,000
     Net operating loss carryforward                                  1,396,000
     Other                                                              692,000
                                                                   ------------
             Total deferred tax assets before valuation               7,616,000
     Less: Valuation allowances                                      (1,396,000)
                                                                   ------------
             Total deferred tax assets after valuation             $  6,220,000
                                                                   ============
Deferred tax liabilities:
     Accounts receivable/deferred items                            $  7,436,000
     Property and equipment                                             892,000
     Other                                                            2,080,000
                                                                   ------------
             Total deferred tax liabilities                        $ 10,408,000
                                                                   ============

Net current deferred tax liabilities                               $ (6,909,000)
Net noncurrent deferred tax assets (liabilities)                      2,721,000
                                                                   ------------
             Total net deferred tax liabilities                    $ (4,188,000)
                                                                   ============

      The valuation allowance for the years ended October 31, 1997 and 1996 were $1,396,000 and $0, respectively. At October 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of $1,396,000 which is available to offset future federal taxable income of the Company's QSM subsidiary through 2012. The Company's management believes that the utilization of such net operating loss carryforward is in doubt.

      Cash payments attributable to income taxes for the years ended October 31, 1997, 1996, and 1995 were $1,263,000, $5,896,000, and $6,355,000, respectively.

      The Company has had significant disqualifying disposition transactions during the three years ended October 31, 1997. Disqualifying dispositions are non-cash transactions and are excluded from the statements of cash flows. The tax benefit derived from disqualifying dispositions increased shareholder's equity by $2,190,000, $1,143,000, and $477,000 during the fiscal years ended October 31, 1997, 1996, and 1995.

10.   Treasury Stock

      On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. Pursuant to this authorization, the Company began repurchasing and expects to continue repurchasing these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Purchased shares are deposited in the Company's treasury and are to be used for general corporate purposes. As of October 31, 1997, the Company had repurchased in the open market 314,500 shares having an aggregate purchase price of $1,863,000.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Profit Sharing and 401(k) Plan

      The Company has a discretionary defined contribution profit sharing plan in which a substantial number of its employees participate. For the years ended October 31, 1997, 1996, and 1995, profit sharing expense was $197,000, $944,000, and $800,000 respectively.

      Effective January 1, 1992, the Company amended its profit sharing plan to include a 401(k) plan, which permits an employee to contribute a portion of the employee's compensation, subject to certain limitations. At its discretion, the Company may make annual contributions to the 401(k) plan for the benefit of participating employees. For the years ended October 31, 1997, 1996, and 1995, 401(k) plan expense was $804,000, $611,000, and $543,000, respectively. See Note 18-Subsequent Events.

12.   Stock-Based Compensation Plans

      At October 31, 1997, the Company had three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of SFAS 123 and applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. Had compensation costs for the Company's three stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                1997       1996
--------------------------------------------------------------------------------

Net income                                As reported      $   2,081  $   7,291
                                          Pro forma              837      6,630

Net income per share                      As reported           0.12       0.39
                                          Pro forma             0.05       0.36
--------------------------------------------------------------------------------

      The effect noted above by applying the disclosure-only provisions of SFAS 123 may not be representative of the effect of reporting net income in future years.

      The fair value of the stock options granted in 1997 and 1996 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996; dividend yield of 0%; expected volatility of 51.4%; a risk-free interest rate of 5.9%; and expected lives of 5 years.

      Effective May 31, 1989, the Company adopted the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan (the "Plan") under which:
(a) options can be granted to purchase shares of the Company's common stock at an exercise price equal to (incentive stock options) or less than (non-qualified stock options) the estimated fair market value of the Company's common stock, or
(b) rights can be granted in the form of an award to purchase shares of the Company's common stock at a price equal to, more than, or less than the estimated fair market value of the Company's common stock. Subsequent amendments to the Plan, which have been approved by shareholders, have increased the number of shares available to be issued under the Plan to 6,750,000 shares.

      The stock options become exercisable and expire at various dates through November 2007. As of October 31, 1997, no stock appreciation rights or stock purchase awards had been granted. Fiscal year 1997 stock option awards totaling 484,004 options were granted in November 1997.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Stock-Based Compensation Plans, continued

      The Company's 1995 Non-Employee Director Stock Option Plan (the "NEDP") was adopted by the Board of Directors on November 30, 1994, which action was subsequently approved by shareholders at the Annual Meeting of Shareholders held on March 7, 1995. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries are granted options to purchase 1,500 shares of common stock of the Company during the fourth fiscal quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised.

      Presented below is a summary of the stock option plans for the years ended October 31, 1997, 1996, and 1995:

                                            1997                        1996                        1995
------------------------------------------------------------------------------------------------------------------
                                            Weighted                    Weighted                    Weighted
                                        average exercise            average exercise             average exercise
                                Shares       price          Shares        price         Shares        price
------------------------------------------------------------------------------------------------------------------
Options outstanding at        1,962,752     $ 12.47       2,778,584      $ 10.51      2,147,787       $ 6.90
   beginning of year
Granted                       1,570,794        9.09         135,828        27.63        926,479        16.97
Exercised                       (69,424)       3.90        (794,688)        7.10       (272,663)        3.96
Cancelled                    (1,540,342)      15.23        (156,972)       17.48        (23,019)       11.92
------------------------------------------------------------------------------------------------------------------
Options outstanding at
   end of year                1,923,780      $ 7.82       1,962,752      $ 12.47      2,778,584      $ 10.51
==================================================================================================================
Weighted average
   grant-date fair value
   of options granted                        $ 9.09                      $ 26.31                     $ 16.97
==================================================================================================================

      The following table summarizes information for stock options outstanding at October 31, 1997:

                    Number        Weighted average     Weighted                       Weighted
   Range of       outstanding        remaining      average exercise    Number     average exercise
exercise prices  as of 10/31/97   contractual life       price        exercisable       price
---------------------------------------------------------------------------------------------------
 $0.43 -  5.88     1,080,794            8.91             $5.50           341,423        $4.69
  6.67 - 10.06       605,068            6.16              8.27           579,443         8.30
 15.31 - 70.51       237,918            8.16             17.24           182,376        17.33
---------------------------------------------------------------------------------------------------
 $0.43 - 70.51     1,923,780            7.95             $7.82         1,103,242        $8.67
===================================================================================================

      On May 28, 1997, the Board of Directors authorized a stock option exchange program for employee participants in the Plan. Eligible employees who held stock options ("Old Options") with exercise prices in excess of $10.00 per share were able to exchange them for stock options ("New Options") exercisable for a lesser number of shares with an exercise price of $5.88 per share, the average price of the Company's common stock on the Nasdaq National Market System on June 2, 1997. Approximately 1,600,000 Old Options were eligible to be exchanged for 900,000 New Options. Certain executive officers of the Company were either

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Stock-Based Compensation Plans, continued

ineligible to participate, or had limitations on their ability to participate in the stock option exchange. Eligible employees had approximately one month's time until June 30, 1997, to exchange their Old Options for New Options. At the end of the exchange program, 1,209,100 Old Options were exchanged for 606,300 New Options.

      On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the "ESPP"), which was subsequently approved by shareholders at the Annual Meeting of Shareholders held on February 28, 1994. The Company has reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP, which is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. The plan provides that all full-time employees of the Company and its subsidiaries may elect to participate in the ESPP without regard to length of service if their customary employment is a minimum of 20 hours per week. For the years ended October 31, 1997 and 1996, the Company had sold 95,332 and 163,426 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $709,000 and $2,332,000, respectively which activity is reflected in the accompanying consolidated financial statements. The weighted-average fair value of those purchase rights granted in 1997 and 1996, respectively, based on the Black-Scholes model were $10.68 and $7.77, respectively.

13.   Business Segment Information

      The Company delivers software and services that comprise three business segments: Transfer Payment Division, Software Division, and Other services comprised of Electronic Data Interchange ("EDI"). The Transfer Payment Division includes the Company's RCR, CAMS, and TPLR product offerings. The Software Division includes the Company's DSS and MCIS product offerings. In fiscal year 1998, EDI will be included as an operating unit in the Transfer Payment Division.

                                    Transfer         Software
                                Payment Division     Division        Other      Consolidated
---------------------------------------------------------------------------------------------
1997
Revenue                           $ 49,388,000      34,295,000     5,834,000      89,517,000
Operating (loss) income             (3,871,000)      3,657,000        45,000        (169,000)
Total assets                        81,258,000      27,565,000       871,000     109,694,000
Depreciation and amortization        2,420,000       2,581,000       141,000       5,142,000
Capital expenditures                   902,000       2,990,000        68,000       3,960,000
---------------------------------------------------------------------------------------------
1996
Revenue                           $ 73,124,000      19,510,000     8,692,000     101,326,000
Operating income                     9,302,000       2,497,000     1,450,000      13,249,000
Total assets                        95,368,000      12,510,000     1,765,000     109,643,000
Depreciation and amortization        2,403,000         736,000       182,000       3,321,000
Capital expenditures                 4,067,000       1,535,000         5,000       5,607,000
---------------------------------------------------------------------------------------------
1995
Revenue                           $ 66,385,000      15,888,000     8,222,000      90,495,000
Operating income                    14,183,000       1,825,000     1,209,000      17,217,000
Total assets                        75,181,000      10,763,000     2,157,000      88,101,000
Depreciation and amortization        2,106,000         775,000       134,000       3,015,000
Capital expenditures                 1,240,000         853,000       260,000       2,353,000
---------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   Commitments

      The Company leases office space and equipment under operating leases which expire at various dates. The lease agreements provide for rent escalations. Total rent expense for the years ended October 31, 1997, 1996, and 1995, including escalations, was $7,634,000, $6,313,000, and $5,275,000, respectively.

      Minimum annual lease payments for each of the next five years ending October 31 and thereafter are as follows:

            Year                              Payments
            ----------------------------------------------
            1998                            $  5,929,000
            1999                               5,445,000
            2000                               3,978,000
            2001                               3,781,000
            2002                               3,588,000
            Thereafter                         7,368,000
            ----------------------------------------------
            Total                           $ 30,089,000
            ==============================================

15.   Significant Contracts

      The Company's largest client is a group of healthcare facilities under the governance of Los Angeles County, for which the Company provides RCR and CAMS, including managed care services. During the fiscal years ended October 31, 1997, 1996, and 1995, this group accounted for 12%, 12%, and 15%, respectively, of the Company's total revenues. The Company's second largest client is Columbia//HCA ("C/HCA"), for which the Company provides DSS. This client accounted for 12%, 8%, and 4%, respectively, of the Company's total revenue in 1997, 1996, and 1995. The Company provides its services to C/HCA principally under a series of 12-month work order agreements, each expiring at different times. There is no assurance that any of these agreements will be renewed.

         The Company's ten largest clients accounted for approximately 53% of the Company's revenue in fiscal year 1997. Five of the Company's ten largest contracts with these clients expire in fiscal year 1998. There can be no assurance that any of these contracts will be renewed.

16.   Related Party Transactions

      (a) HHL Financial Services, Inc.

      Effective January 31, 1992, the Company entered into a management and data processing services agreement ("Management Agreement") with HHL Financial Services, Inc. ("HHL"). Under the Management Agreement, the Company provided HHL with executive management, data processing, and technical support services through June 30, 1996, subject to certain termination and renewal provisions.

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Related Party Transactions, continued

      On August 21, 1996, the Company announced a one-time charge and revenue reversal pertaining to its relationship with HHL, which was in default of the Outsourcing Amendment. The Company's one-time charge related to (i) the full reservation of prior period accounts receivable of $2,881,000, (ii) accrual of net costs to be incurred in excess of anticipated revenue relating to the Company's continued contractual obligation with HHL of $3,823,000, and (iii) the write-off of its investment in HHL of $927,000, resulting in a total one-time charge of $7,631,000. Additionally, revenue of $2,180,000 earned and initially recorded in the third quarter was reversed. The result of the total write-off and revenue reversal recognized in the third quarter of $9,811,000 translates to an after-tax impact of $5,563,000, or $0.30 per share.

      On October 29, 1996, the Company entered into an agreement with HHL and HHL's primary financial creditor providing for mutual general releases and the cessation of all claims. The Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000 resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses. In addition, the Company agreed to provide, for a period of up to 18 months, a reduced level of service to HHL in exchange for payment in advance. During this 18 month period, HHL has the right to lower the level of service requested and therefore lower the amount paid in advance. Also, HHL has the right to cancel the service completely on 30 days prior written notice.

      As of October 31, 1996, the Company had incurred and offset $165,000 in net expenses for its contractual obligations with HHL. During 1997, the Company had incurred and offset $2,739,000 in net expenses for its contractual obligations with HHL. The remaining accrual of $719,000 is scheduled to be offset over the next five years against a contractual obligation of the Company to a third party.

      During the years ended October 31, 1997, 1996, and 1995, the Company received approximately $1,849,000, $5,446,000, and $8,877,000 in fees from HHL related to these agreements and in connection with jointly executed client projects. During the same periods HHL charged the Company expenses for services totaling $250,000, $1,557,000, and $1,337,000, respectively, in connection with work done on jointly executed client projects.

      (b) HISCo

      The Company and HISCo entered into an agreement, dated as of October 31, 1995 (the "HISCo Agreement"), pursuant to which the Company was to provide HISCo with certain services ("Basic Services"), including executive, acquisition support, and corporate support services. For these Basic Services, the Company was entitled to receive a fee, payable monthly, calculated at the Company's then current standard hourly rates established for internal allocations plus 20%. The term of the HISCo Agreement was to continue until the later of (i) June 30, 2000 or (ii) the expiration of any outstanding work order related to additional services. The Company believes that the terms of the HISCo Agreement were fair and reasonable and were no less favorable to the Company than those that could have been obtained with respect to comparable engagements with independent third parties. In fiscal years 1997 and 1996, the Company received approximately $331,000 and $161,000 in fees from HISCo for services provided pursuant to the HISCo Agreement. In fiscal years 1997 and 1996, HISCo received $0 and $569,000 in fees for software development services provided to the Company pursuant to the HISCo agreement. These software development fees were expensed by the Company.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Related Party Transactions, continued

      In March 1997, the Company, which owned 43% of HISCo's equity, acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired. In connection with this acquisition, the HISCo agreement was terminated and HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc. and was renamed HSA Managed Care Systems, Inc. HSA provides automated business and information solutions, including software and services, to the bearers of risk in the healthcare industry. The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1997 are included in the accompanying financial statements. The $2,309,000 excess of the purchase price over fair market value of the net assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

      In connection with the sale of their respective equity interests in HISCo to the Company, certain officers and directors of the Company derived gross proceeds as follows: Paul J. Kerz, $101,000; Laurence B. Simon, $62,000; Donald
J. Staffa, $31,000; Russell L. Carson, $79,000; and Richard H. Stowe, $30,000.

      The Company's total revenue from related parties was $331,000, $5,607,000 and $9,422,000 in 1997, 1996, and 1995, respectively.

      (c) Robert V. Nagelhout

      Effective April 16, 1997, the Company guaranteed all of the obligations of Robert V. Nagelhout arising under a $1,600,000 loan made to Mr. Nagelhout by the financial institution with which the Company has an outstanding credit facility. Mr. Nagelhout is a director of the Company and its Executive Vice President and Chief Operating Officer. The loan is payable on a monthly basis as to interest only, at an interest rate equal to the prime rate announced from time to time by the financial institution. The loan will mature on April 16, 1999, at which time the entire unpaid principal balance of the loan, together with accrued and unpaid interest, will become due and payable. The amount of the loan reduced the available borrowings under the Company's credit facility.

      Mr. Nagelhout has granted the Company a first security interest in 500,000 shares of HMS common stock owned by him to secure the Company's guaranty of his loan obligations.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   Quarterly Financial Data (unaudited)

      The table below summarizes the Company's unaudited quarterly operating results for its last three fiscal years.

                                                              First     Second      Third    Fourth
($ In Thousands, Except Earnings Per Common Share)           Quarter    Quarter    Quarter   Quarter
----------------------------------------------------------------------------------------------------
1997:
Revenue                                                      $22,272    20,108     22,103    25,034
Cost of services                                              18,945    22,319     23,063    24,028
----------------------------------------------------------------------------------------------------
Operating margin (loss) before amortization of intangibles     3,327    (2,211)      (960)    1,006
Operating income (loss)                                        3,281    (2,450)    (1,472)      472
Net income (loss)                                              1,803       281       (603)      600
Net income (loss) per common share                           $  0.10      0.02      (0.03)     0.03
----------------------------------------------------------------------------------------------------
1996:
Revenue                                                      $25,619    25,707     25,935    24,065
Cost of services                                              19,920    20,238     28,555    19,160
----------------------------------------------------------------------------------------------------
Operating margin (loss) before amortization of intangibles     5,699     5,469     (2,620)    4,905
Operating income (loss)                                        5,644     5,414     (2,671)    4,862
Net income (loss)                                              3,610     3,102     (2,097)    2,676
Net income (loss) per common share                           $  0.20      0.17      (0.12)     0.14
----------------------------------------------------------------------------------------------------
1995:
Revenue                                                      $21,136    21,174     23,236    24,949
Cost of services                                              16,789    17,106     19,147    19,993
----------------------------------------------------------------------------------------------------
Operating margin (loss) before amortization of intangibles     4,347     4,068      4,089     4,956
Operating income                                               4,267     4,013      4,035     4,902
Net income                                                     1,640     2,196      2,268     2,858
Net income per common share                                  $  0.10      0.13       0.13      0.16
----------------------------------------------------------------------------------------------------

18.   Subsequent Events

      Effective October 31, 1997, the Company terminated its profit sharing plan, including the 401(k) plan. A replacement, but identical, 401(k) plan was established as of November 1, 1997. Assets of the terminated profit sharing plan will be distributed to plan participants subsequent to approval by the IRS..

19.   Legal

      In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities and Exchange Act of 1934 arising out of allegedly false and misleading statements. These lawsuits, which seek damages in an unspecified amount, have been consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 Civ. 1865 (HB)) and a Consolidated Amended Complaint has been filed. Defendants have made a motion to dismiss the Consolidated Amended Complaint. The motion was submitted to the Court on December 18, 1997 following oral argument and is sub judice. Discovery has been stayed pending a determination of the Company's motion to dismiss. The Company believes it has meritorious defenses to the claims asserted against it and intends to vigorously defend this litigation should the pending motion to dismiss not be granted. It is too early to form any opinion as to the eventual outcome of this matter.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    (In Thousands, Except Per Share Amounts)

Allowance for doubtful accounts:

Balance, October 31, 1994                                           $   269,000
    Provision                                                           111,000
    Recoveries                                                               --
    Charge-offs                                                         (84,000)
                                                                    -----------

Balance, October 31, 1995                                               296,000
    Provision                                                         4,485,000
    Recoveries                                                               --
    Charge-offs                                                      (3,099,000)
                                                                    -----------

Balance, October 31, 1996                                             1,682,000
    Provision                                                           538,000
    Recoveries                                                               --
    Charge-offs                                                        (792,000)
                                                                    -----------

Balance, October 31, 1997                                           $ 1,428,000
                                                                    ===========

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                             EXHIBIT INDEX

Exhibit
Number
-------

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

2.2 Agreement and Plan of Merger, dated as of April 29, 1996 among Health Management Systems, Inc., CDR Acquisition Corp., CDR Associates, Inc., and all the shareholders of CDR Associates, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 1996)

2.2(i) First Amendment to Agreement and Plan of Merger, dated as of April 29, 1996, among Health Management Systems, Inc., CDR Acquisition Corp., CDR Associates, Inc., and all the shareholders of CDR Associates, Inc. (Incorporated by reference to Exhibit 2.2(i) to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 [the 1996 Form 10-K].)

2.3 Agreement and Plan of Merger, dated as of September 3, 1996, by and among Health Management Systems, Inc., QSM Acquisition Corporation and Quality Standards in Medicine, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 333-13513 [the S-4])

2.3(i) Amendment to Agreement and Plan of Merger, dated as of November 20, 1996, by and among Health Management Systems, Inc., QSM Acquisition Corporation, and Quality Standards in Medicine, Inc. (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the S-4)

2.4 Form of Escrow Agreement by and among Health Management Systems, Inc., Quality Standards in Medicine, Inc., Coleman & Rhine LLP, Rodrigo Rocha, William B. Munier and Peter B. Stovell (Incorporated by reference to Exhibit 2.2 to the S-4)

2.5 Agreement and Plan of Merger, dated as of March 18, 1997, by and among Health Management Systems, Inc., HISCo Acquisition Corp., Health Information Systems Corporation and HSA Managed Care Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 [the April 1997 Form 10-Q].)

2.6 Asset Purchase Agreement, dated as of March 10, 1997, by and among GHS, Inc., Global Health Systems, Inc. GHS Management Services, Inc., Health Management Systems, Inc. and Global Health Acquisition Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 [the July 1997 Form 10-Q].)

2.6(i) Assignment and Assumption Agreement, dated as of July 15, 1997, between Global Health Acquisition Corp. and HSA Managed Care Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the July 1997 Form 10-Q.)

Exhibit
Number
-------

3.1 Amended and Restated Certificate of Incorporation of Health Management Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 [Amendment No. 1] to the Company's Registration Statement on Form S-1, File No. 33-4644 [the Registration Statement] and Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996 [the January 1996 Form 10-Q])

3.2 By-Laws of Health Management Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1)

10.1 Financial Management Services Agreement, dated August 1, 1989, between Health Management Systems, Inc. and the County of Los Angeles (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

*10.2(i) Master Software License Agreement, dated June 29, 1992, by and between Health Care microsystems, Inc. and Healthtrust, Inc. - The Hospital Company.

*10.2(ii)    Amendment, dated as of September 1, 1995, to Master Software
             License, dated June 29, 1992, by and between Health Care microsystems, Inc. and Columbia/HCA.

10.3(i) Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan, as amended (Incorporated by reference to Exhibit
             10.3 to the Registration Statement, to Exhibit 10.3 to Amendment No. 2 [Amendment No. 2] to the Registration Statement, Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994 [the January 1994 Form 10-Q] and Exhibit to the January 1996 Form 10-Q.)

*10.3(ii)    Amendment No. 6, dated as of December 2, 1997, to the Health
             Management Systems, Inc., Stock Option and Restricted Stock
             Purchase Plan

10.3(iii)    Health Management Systems, Inc. Employee Stock Purchase Plan, as
             amended (Incorporated by reference to Exhibit 10.2 to the January
             1994 Form 10-Q and to Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended January 31, 1995 [the
             January 1995 Form 10-Q])

10.3(iv) Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3(v) Health Management Systems, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.3(iv) to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 [the 1995 Form 10-K])

10.3(vi) Health Management Systems, Inc. Profit Sharing Plan, as amended (Incorporated by reference to Exhibit 10.3(vi) to the 1995 Form 10-K)

10.4(i) Credit Agreement and Guaranty Among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., Quality Medi-Cal Adjudication, Incorporated, Health Care microsystems, Inc., and CDR Associates, Inc., as Guarantors, and The Chase Manhattan Bank, as Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 [the July 1996 Form 10-Q])

Exhibit
Number
-------

10.4(ii) First Amendment to Credit Agreement and Guaranty and Waiver (Incorporated by reference to Exhibit 10.1(i) to the July 1996 Form 10-Q)

10.4(iii)    Guaranty Agreement, dated as of April 16, 1997, between Health
             Management Systems, Inc. and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.1 to the April 1997 Form 10-Q)

10.4(iv) Second Amendment to Credit Agreement and Guaranty, dated as of April 16, 1997, among Health Management Systems, Inc., Accelerated Claims Processing, Inc., Quality Medical Adjudication, Incorporated, Health Care microsystems, Inc., CDR Associates, Inc., and The Chase Manhattan Bank (Incorporated by reference to Exhibit
             10.1 to the July 1997 Form 10-Q)

10.4(v) Third Amendment to Credit Agreement and Guaranty, dated as of June 30, 1997, among Health Management Systems, Inc., Accelerated Claims Processing, Inc., Quality Medical Adjudication, Incorporated, Health Care Microsystems, Inc., CDR Associate, Inc., HSA Managed Care Systems, Inc., Quality Standards in Medicine, Inc. and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.1 to the July 1997 Form 10-Q)

10.5(i) Leases, dated February 1, 1980, September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to the Registration Statement and to
             Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

10.5(ii) Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to the July 1996 Form 10-Q)

10.6 Lease, dated September 1996, by and between Pacific Corporate Towers LLC, Health Management Systems, Inc., and Health Care microsystems, Inc. (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

10.7 Master Lease Agreement, effective as of December 1, 1991, between Hitachi Data Systems Credit Corporation and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.8 Services Agreement, dated as of October 31, 1995, between HISCo and Health Management Systems, Inc. (Incorporated by reference to
             Exhibit 10.19(iv) to the 1995 Form 10-K)

10.9 Agreement and Release of Claims dated as of October 29, 1996, by and among HHL Financial Services, Inc., Health Management Systems, Inc., and the First National Bank of Chicago (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K)

10.10 Security Agreement, dated as of April 16, 1997, by and between Robert V. Nagelhout and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.3 to the April 1997 Form 10-Q)

10.11        Promissory note, dated as of April 16, 1997, by and between Robert
             V. Nagelhout and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 10.4 to the April 1997 Form 10-Q)

Exhibit
Number
-------

10.12 Consulting Service Agreement, dated as of May 1, 1997, by and between Improved Funding Techniques, Inc. and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the July 1997 Form 10-Q)

10.13        Employment Agreement, as of May 1, 1997, by and between Joseph H.
             Czajkowski and CDR Associates, Inc., a wholly-owned subsidiary of Health Management Systems, Inc. (Incorporated by reference to
             Exhibit 10.3 to the July 1997 Form 10-Q)

10.14        Employment Agreement, as of May 1, 1997, by and between Jeffrey R.
             Donnelly and CDR Associates, Inc., a wholly-owned subsidiary of Health Management Systems, Inc. (Incorporated by reference to
             Exhibit 10.4 to the July 1997 Form 10-Q)

*11.0        Computation of Earnings per Share

*21.1        List of subsidiaries of Health Management Systems, Inc.

*23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants

24.2 Consent of Ernst & Young LLP, independent certified public accountants. (Incorporated by reference to Exhibit 24.2 to the October 1996 Form 10-K)

24.3 Report of independent certified public accountants on the financial statements of Health Information Systems Corporation as of and for the period ended October 31, 1996 (Incorporated by reference to Exhibit 24.3 to the 1996 Form 10-K)

24.5 Report of independent certified public accountants on the financial statements of Health Care microsystems, Inc. as of December 31, 1994 and 1993 and for the years then ended (Incorporated by reference to Exhibit 24.5 to the 1995 Form 10-K

*27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only

* Filed herewith