Form 10-Q
period 1998-01-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1998-03-11
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________


                         Commission File Number 0-20946

                         Health Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

            New York                                     13-2770433
--------------------------------              ----------------------------------
                                                      (I.R.S. Employer
     State of Incorporation                        Identification Number)

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at February 28,
              Class                                       1998
 ---------------------------------           --------------------------------
   Common Stock, $.01 Par Value                     17,264,007 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED JANUARY 31, 1998



 PART I          FINANCIAL INFORMATION                                 Page No.

 Item 1          Financial Statements

                     Consolidated Balance Sheets as of January 31,
                     1998 (unaudited) and October 31, 1997                1

                     Consolidated Statements of Operations
                     (unaudited) for the three month periods ended
                     January 31, 1998 and January 31, 1997                2

                     Consolidated Statement of Shareholders' Equity (unaudited) for the three month period ended
                     January 31, 1998                                     3

                     Consolidated Statement of Cash Flows
                     (unaudited) for the three month periods ended
                     January 31, 1998 and January 31, 1997                4

                     Notes to Interim Consolidated Financial
                     Statements (unaudited)                               5

 Item 2          Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                       7

 PART II         OTHER INFORMATION                                       10

 SIGNATURES                                                              11

 EXHIBIT INDEX                                                           12

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)

                                                                                        January 31,  October 31,
                                                                                            1998         1997
                                                                                         ---------    ---------
                                                                                        (Unaudited)
                       Assets
Current assets:
   Cash and cash equivalents                                                             $  15,790       20,694
   Short-term investments                                                                   19,347       18,386
   Accounts receivable, net                                                                 42,223       39,519
   Other current assets                                                                      3,265        3,384
                                                                                         ---------    ---------
       Total current assets                                                                 80,625       81,983

Property and equipment, net                                                                  7,573        7,988
Goodwill, net                                                                               12,160       12,316
Capitalized software costs, net                                                              3,167        3,060
Deferred income taxes                                                                        2,698        2,721
Other assets                                                                                 1,249        1,626
                                                                                         ---------    ---------
           Total assets                                                                  $ 107,472      109,694
                                                                                         =========    =========

           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                                 $  14,422       16,153
   Deferred revenue                                                                          5,031        5,122
   Deferred income taxes                                                                     7,056        6,909
                                                                                         ---------    ---------
       Total current liabilities                                                            26,509       28,184

Other  liabilities                                                                           1,622        1,704
                                                                                         ---------    ---------
       Total liabilities                                                                    28,131       29,888
                                                                                         ---------    ---------

Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                0            0

   Common stock - $.01 par value; 45,000,000 shares authorized;
      17,790,741 shares issued and 17,236,741 shares outstanding at January  31, 1998;
      17,773,653 shares issued and 17,459,153 shares outstanding at October 31, 1997           178          178
   Capital in excess of par value                                                           67,383       67,304
   Retained earnings                                                                        14,385       13,506
   Unrealized appreciation on short-term investments                                           758          681
                                                                                         ---------    ---------
                                                                                            82,704       81,669
   Less treasury stock, at cost
      554,000 shares at January 31, 1998 and 314,500 shares at October 31, 1997             (3,363)      (1,863)
                                                                                         ---------    ---------
       Total shareholders' equity                                                           79,341       79,806
                                                                                         ---------    ---------
           Total liabilities and shareholders' equity                                    $ 107,472      109,694
                                                                                         =========    =========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Amounts In Thousands, Except Per Share Amounts)

                                                                        Three months ended
                                                                            January 31,
                                                                        ------------------
                                                                         1998        1997
                                                                       --------    --------
Revenue
    Trade                                                              $ 25,037      21,309
    Affilliates                                                               0         964
                                                                       --------    --------
                                                                         25,037      22,273
Cost of services:
    Compensation                                                         14,412      11,659
    Data processing                                                       2,506       1,793
    Occupancy                                                             2,254       2,143
    Other                                                                 4,332       3,350
                                                                       --------    --------
                                                                         23,504      18,945
                                                                       --------    --------
        Operating margin before amortization of intangibles               1,533       3,328

    Amortization of intangibles                                             523          46
                                                                       --------    --------
        Operating income                                                  1,010       3,282

Other income (expense):
     Net interest and net other income                                      460         441
     Merger related costs                                                     0        (500)
     Equity in loss of affiliate                                              0         (16)
                                                                       --------    --------
                                                                            460         (75)
        Income before income taxes                                        1,470       3,207

Income tax expense                                                         (591)     (1,403)
                                                                       --------    --------

        Net income                                                     $    879       1,804
                                                                       ========    ========
Earnings per share data:
    Basic:
          Basic earnings per share                                     $   0.05        0.10
                                                                       ========    ========

          Weighted average common shares outstanding                     17,347      17,631
                                                                       ========    ========
     Diluted:
          Diluted earnings per share                                   $   0.05        0.10
                                                                       ========    ========

         Weighted average common shares and common share equivalents     17,519      18,236
                                                                       ========    ========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ In Thousands)

                                                    Common Stock                              Unrealized
                                                 ------------------   Capital In  Retained   Appreciation                 Total
                                                               Par    Excess Of   Earnings   on Short-term   Treasury  Shareholders'
                                                 Shares       Value   Par Value   (Deficit)   Investments     Stock       Equity
                                                 ------       -----   ---------   ---------   -----------     -----       ------
Balance at October 31, 1997                    17,459,153    $  178      67,304     13,506         681       (1,863)       79,806

     Net income                                         0         0           0        879           0            0           879

     Stock option activity                            562         0           3          0           0            0             3

     Employee stock purchase plan activity         16,526         0          76          0           0            0            76

     Treasury stock acquisition                  (239,500)        0           0          0           0       (1,500)       (1,500)

     Appreciation on short-term investments             0         0           0          0          77            0            77
                                               -----------------------------------------------------------------------------------
Balance at January 31, 1998                    17,236,741    $  178      67,383     14,385         758       (3,363)       79,341
                                               ===================================================================================

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)


                                                                             Three months ended
                                                                                 January 31,
                                                                            --------------------
                                                                              1998        1997
                                                                            --------    --------
Operating activities:
     Net income                                                             $    879       1,803
       Adjustments to reconcile net income to net cash used in
         operating activities:
            Depreciation and amortization                                        835         729
            Software capitalization                                             (593)       (305)
            Amortization of intangibles                                          523          46
            Provision for doubtful accounts                                        0         (17)
            Deferred tax expense                                                 170         561
            Equity in loss of affiliate                                            0          16
            Changes in assets and liabilities:
              Increase in accounts receivable                                 (2,704)     (2,236)
              Decrease in other current assets                                   119         716
              Decrease in accounts payable and accrued expenses               (1,731)     (5,309)
              Decrease in amounts payable to affiliates                            0        (162)
              Decrease in deferred revenue                                       (91)       (670)
              Increase in other assets and liabilities, net                      231         352
                                                                            --------    --------
                       Net cash used in operating activities                  (2,362)     (4,476)
                                                                            --------    --------

Investing activities:
     Capital asset expenditures                                                 (238)       (363)
     Proceeds from sale of short-term investments                               (883)        (80)
                                                                            --------    --------
                       Net cash used in investing activities                  (1,121)       (443)
                                                                            --------    --------

Financing activities:
     Proceeds from issuance of common stock                                        3         431
     Proceeds from exercise of stock options                                      76         156
     Common stock repurchase                                                  (1,500)          0
                                                                            --------    --------
                      Net cash (used in) provided by financing activities     (1,421)        587
                                                                            --------    --------

                      Net decrease in cash and cash equivalents               (4,904)     (4,332)

Cash and cash equivalents at beginning of period                              20,694      22,340
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $ 15,790      18,008
                                                                            ========    ========

See accompanying notes to interim consolidated financial statements.

                         HEALTH MANAGEMENT SYSTEMS, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Unaudited Interim Financial Information

      The management of Health Management Systems, Inc. ("HMS" or the "Company") is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year.

      These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended October 31, 1997 included in the Company's Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission (the "Commission").

2.    Supplemental Cash Flow Disclosures

      Cash paid for income taxes during the quarters ended January 31, 1998 and 1997 was $774,000 and $129,000, respectively.

      The Company recorded $0 and $2,574,000 for the three months ended January 31, 1998 and 1997, respectively, as disqualified dispositions related to certain compensatory stock option exercises, which has the effect of reducing the Company's tax liability with an offsetting increase to shareholders' equity. Additionally, the Company recorded non-cash transactions during the quarter ended January 31, 1997, which included the issuance of 87,850 shares of the Company's common stock to settle $1,182,000 of Quality Standards in Medicine, Inc. ("QSM") notes payable plus accrued interest for the comparable prior year period. The Company acquired QSM in November 1996 using the pooling of interest method of accounting.

3.    Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 during the quarter ended January 31, 1998, and earnings per share amounts for all periods presented in the accompanying unaudited interim consolidated statement of operations are calculated and presented in accordance with SFAS 128. The statement specifies new standards for the computation and presentation of earnings per share, requiring the presentation of both "basic" and "diluted" earnings per share. Basic earnings per share is calculated as net earnings divided by the weighted average common shares outstanding. Diluted earnings per share is calculated calculated as net earnings divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options.

      A reconciliation of the numerator and denominator of the calculations for the three month periods ended January 31, 1998 and 1997 is presented below.

                                                              Three months ended
                                                                  January 31,
                                                                1998      1997
                                                              -------    ------
($ in thousands, except per share data)
Numerator:
Net Income                                                    $   879     1,804
                                                              =======    ======
Denominator:
Weighted average common shares                                 17,347    17,631

Potential common shares:
   Stock options                                                  172       605
                                                              -------    ------

Weighted average common shares and common share equivalents    17,519    18,236
                                                              =======    ======

Basic earnings per share                                      $  0.05      0.10
                                                              =======    ======

Diluted earnings per share                                    $  0.05      0.10
                                                              =======    ======

Item 2--Management's Discussion and Analysis of Results of Operations and Financial Condition--Three Month Periods Ended January 31, 1998 and 1997

                                Operating Results

Three Months Ended January 31, 1998

Revenue for the first quarter of fiscal year 1998 was $25,037,000, an increase of $2,764,000 or 12% from the comparable period in 1997. The Company's Transfer Payment Services ("TPS") division, which includes both Provider and Payor services, accounted for $12,870,000 or 51% of the Company's consolidated revenue for the first quarter of 1998, a decrease from 73% from the comparable period in 1997. Revenue from Provider services, comprised of Retroactive Claims Reprocessing ("RCR"), Comprehensive Account Management Services ("CAMS"), and Outsourcing, totaled $8,558,000, a decrease of $2,768,000 from the comparable period in 1997. Outsourcing included $665,000 in revenue attributable to the assets of Global Health Systems, Inc. and GHS Management Services, Inc., subsidiaries of GHS, Inc. (collectively, "Global"), acquired in July 1997, for which there was no revenue in the comparable prior year period. Revenue from Payor services, comprised of Third Party Liability Recovery ("TPLR") services and the Company's CDR Associates, Inc. subsidiary, totaled $4,312,000, a decrease of $719,000.

Revenue from the Software Systems and Services ("Software") division, comprised of Decision Support Software ("DSS") and Managed Care Information Systems ("MCIS"), totaled $12,167,000 or 49% of the Company's consolidated revenue for the first quarter of 1998, an increase of $6,251,000, and an increase from 37% from the comparable period in 1997. Revenue from DSS was $6,903,000, an increase of $987,000 or 17% from the comparable period in 1997. Revenue from MCIS was $5,264,000, for which there was no comparable revenue during the first quarter of 1997.

Cost of services for the first quarter of 1998 was $23,504,000, an increase of $4,559,000 or 24% from the comparable period in 1997. The increase in cost of services was due primarily to the addition of HSA Managed Care Systems, Inc. ("HSA"), comprising the Company's MCIS offering, and the addition of Global to the Company's Outsourcing offering and acquired as a purchase in July 1997. The Company purchased the remaining 57% of the equity of HSA, not previously owned by it, in March 1997.

Compensation expense for the first quarter of 1998, the Company's largest expense component, totaled $14,412,000, an increase of $2,753,000 or 24% over the comparable period in 1997. The HSA acquisition added $2,946,000 in compensation expense to the Software division, which was offset by a net decrease in headcount of 113 in the TPS division.

Data processing expense for the first quarter of 1998 was $2,506,000, an increase of $713,000 or 40% over the comparable period in 1997. This increase was primarily attributable to the acquisition of HSA, which added $532,000 in data processing expense.

Occupancy expense for the first quarter of 1998 was $2,254,000, an increase of $111,000 or 5% over the comparable period in 1997. The increase was due to the acquisition of HSA, which added $312,000 to occupancy expense, offset by the sublease of two floors at the Company's New York City offices.

Other operating expense for the first quarter of 1998 was $4,332,000, an increase of $982,000 or 29% over the comparable period in 1997. The acquisition of HSA accounted for $563,000 of the increase, while higher professional fees and employee related costs accounted for the balance of the increase.

Operating margin for the first quarter of 1998 before amortization of intangible assets was $1,533,000, a decrease of $1,795,000 or 54% from the comparable period in 1997.

Amortization of intangible assets for the first quarter of 1998 was $523,000, an increase of $477,000 over the comparable period in 1997. The increase was due primarily to the goodwill associated with the HSA acquisition.

Net interest income in the first quarter of 1998 was $460,000, an increase of $19,000 or 58% over the comparable period in 1997. The Company did not incur any merger-related costs in the first quarter of 1998, while the comparable period in 1997 included $500,000 in one-time costs relating to the QSM merger.

Income tax expense for the first quarter of 1998 was $591,000, a decrease of $812,000 or 58% from the comparable period in 1997. The decrease in income tax expense was due both to the Company's lower pre-tax profit and an effective tax rate for the first quarter of 1998 of 40.3%, as compared with 43.8% for the first quarter of 1997.

Net income for the first quarter of 1998 was $879,000, a decrease of $925,000 or 51% from the comparable period in 1997. Basic earnings per share for the first quarter of 1998 was $0.05, a decrease of $0.05 from the comparable period in 1997. Excluding the QSM merger related costs from the comparable period in 1997, basic earnings per share decreased $0.08.

                         Liquidity and Capital Resources


At January 31, 1998, the Company had $54,116,000 in net working capital, an increase of $317,000 over the level at October 31, 1997. The Company's principal sources of liquidity at January 31, 1998 consisted of cash, cash equivalents, and short-term investments aggregating $35,137,000, net accounts receivable of $42,223,000, and an available balance of $28,400,000 under a line of credit. Accounts receivable at January 31, 1998 reflected an increase of $2,704,000 or 6.8% from the October 31, 1997 balance. There has been no significant change in the nature, age, or composition of the Company's accounts receivable portfolio.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company would repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares will be deposited in the Company's treasury and used for general corporate purposes. In the first quarter of fiscal year 1998, the Company repurchased in the open market 239,500 shares having an aggregate purchase price of $1,500,000; since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 554,000 shares having an aggregate purchase price of $3,363,000.

                                    * * * * *

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMS, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMS to contain costs in view of its revised revenue outlook, to grow internally or by acquisition and to integrate acquired businesses into the HMS group of companies; (iii) the uncertainties of litigation; (iv) HMS's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMS's business; (vi) government regulatory and political pressures which could reduce the rate of growth of health care expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of HMS to deal with the Year 2000 Problem on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

Item 1 Legal Proceedings--In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which seek damages in an unspecified amount, have been consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint has been filed. Defendants have made a motion to dismiss the Consolidated Amended Complaint. The motion was submitted to the Court on December 18, 1997 following oral argument and is sub judice. Discovery has been stayed pending a determination of the Company's motion to dismiss. The Company believes it has meritorious defenses to the claims asserted against it and intends to vigorously defend this litigation should the pending motion to dismiss not be granted. It is too early to form any opinion as to the eventual outcome of this matter.

Item 2      Changes in Securities --None

Item 3      Defaults Upon Senior Securities --Not applicable

Item 4      Submission of Matters to a Vote of Security Holders --None

Item 5      Other Information --None

Item 6      Exhibits and Reports on Form 8-K --None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 6, 1998             HEALTH MANAGEMENT SYSTEMS, INC.
                                 -------------------------------
                                          (Registrant)

                                 /s/   Paul J. Kerz
                                 -------------------------------------
                                 Paul J. Kerz
                                 President and Chief Executive Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

      Exhibit Number    Description of Exhibit
      --------------    ----------------------

            10.1 Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc.

            10.2 Consent to Sublease, dated December 23, 1997, by 387 P.A.S. Enterprises to the subletting by Health Management Systems, Inc to Shandwick USA, Inc.

            11          Computations of Earnings Per Share

            27 Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)