Form 10-Q
period 1998-04-30
HEALTH MANAGEMENT SYSTEMS INC
filed 1998-06-12
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1998




                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





For the transition period from __________________ to ____________________


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

          [x] Yes         [ ]  No





Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at May 31, 1998
   Common Stock, $.01 Par Value                   17,576,093 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED APRIL 30, 1998


PART I             FINANCIAL INFORMATION                                         Page No.
Item 1             Financial Statements

                        Consolidated Balance Sheets as of April                     1
                        30, 1998 (unaudited) and October 31, 1997

                        Consolidated Statements of Operations                       2
                        (unaudited) for the three month and six
                        month periods ended April 30, 1998 and
                        April 30, 1997

                        Consolidated Statement of Shareholders'                     3
                        Equity (unaudited) for the six month
                        period ended April 30, 1998

                        Consolidated Statement of Cash Flows                        4
                        (unaudited) for the three month and six
                        month periods ended April 30, 1998 and
                        April 30, 1997

                        Notes to Interim Consolidated Financial                     5
                        Statements (unaudited)

Item 2                  Management's Discussion and Analysis of                     8
                        Results of Operations and Financial
                        Condition



PART II            OTHER INFORMATION                                                13


SIGNATURES                                                                          15

EXHIBIT INDEX                                                                       16

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          April 30,      October 31,
                                                                                            1998            1997
                                                                                            ----            ----
                                                                                         (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                                              $  17,713          20,694
   Short-term investments                                                                    19,568          18,386
   Accounts receivable, net                                                                  44,864          39,519
   Other current assets                                                                       3,940           3,384
                                                                                          ---------       ---------
       Total current assets                                                                  86,085          81,983

Property and equipment, net                                                                   7,171           7,988
Goodwill, net                                                                                12,022          12,316
Capitalized software costs, net                                                               3,312           3,060
Deferred income taxes                                                                         2,550           2,721
Other assets                                                                                  1,441           1,626
                                                                                          ---------       ---------

           Total assets                                                                   $ 112,581         109,694
                                                                                          =========       =========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                                  $  16,059          16,153
   Deferred revenue                                                                           4,818           5,122
   Deferred income taxes                                                                      7,282           6,909
                                                                                          ---------       ---------
       Total current liabilities                                                             28,159          28,184

Other  liabilities                                                                            1,699           1,704
                                                                                          ---------       ---------
       Total liabilities                                                                     29,858          29,888


Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                 0               0

   Common stock - $.01 par value; 45,000,000 shares authorized; 18,109,884 shares issued and 17,545,884 shares outstanding at April 30, 1998;
      17,773,653 shares issued and 17,459,153 shares outstanding at October 31, 1997            181             178
   Capital in excess of par value                                                            69,713          67,304
   Retained earnings                                                                         15,563          13,506
   Unrealized appreciation on short-term investments                                            731             681
                                                                                          ---------       ---------
                                                                                             86,188          81,669
   Less treasury stock, at cost
      564,000 shares at April 30, 1998 and 314,500 shares at October 31, 1997                (3,465)         (1,863)
                                                                                          ---------       ---------
       Total shareholders' equity                                                            82,723          79,806



           Total liabilities and shareholders' equity                                     $ 112,581         109,694
                                                                                          =========       =========

See accompanying notes to unaudited interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Three months ended            Six months ended
                                                                                 April 30,                   April 30,
                                                                                 ---------                   ---------
                                                                            1998           1997            1998           1997
                                                                            ----           ----            ----           ----
Revenue:
    Trade                                                                 $ 25,636         19,821         50,673         42,049
    Affiliates                                                                   0            287              0            331
                                                                          --------       --------       --------       --------
                                                                            25,636         20,108         50,673         42,380

Cost of services:
    Compensation                                                            14,754         13,505         29,166         25,164
    Data processing                                                          2,232          1,795          4,741          3,588
    Occupancy                                                                2,414          2,416          4,668          4,559
    Other                                                                    4,123          4,603          8,460          7,953
                                                                          --------       --------       --------       --------
                                                                            23,523         22,319         47,035         41,264
                                                                          --------       --------                      --------

        Operating margin (loss) before amortization of intangibles           2,113         (2,211)         3,638          1,116

    Amortization of intangibles                                                504            239          1,027            285
                                                                          --------       --------       --------       --------

        Operating income (loss)                                              1,609         (2,450)         2,611            831

Other income (expense):
     Net interest and net other income                                         460          1,331            920          1,772
     Merger related costs                                                        0            (37)             0           (537)
     Equity in loss of affiliate                                                 0           (294)             0           (310)
                                                                          --------       --------       --------       --------
                                                                               460          1,000            920            925

        Income (loss) before income taxes                                    2,069         (1,450)         3,531          1,756

Income tax (expense) benefit                                                  (884)         1,731         (1,474)           328
                                                                          --------       --------       --------       --------

        Net income                                                        $  1,185            281          2,057          2,084
                                                                          ========       ========       ========       ========


Earnings per share data:
    Basic:
          Basic earnings per share                                        $   0.07           0.02           0.12           0.12
                                                                          ========       ========       ========       ========

          Weighted average common shares outstanding                        17,361         17,688         17,354         17,660
                                                                          ========       ========       ========       ========

     Diluted:
          Diluted earnings per share                                      $   0.07           0.02           0.12           0.12
                                                                          ========       ========       ========       ========

         Weighted average common shares and common share equivalents        18,094         17,832         17,807         18,034
                                                                          ========       ========       ========       ========

See accompanying notes to unaudited interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ IN THOUSANDS)




                                                                                                                  Unrealized
                                                      Common Stock            Capital In        Retained         Appreciation
                                                                   Par         Excess Of        Earnings        on Short-term
                                                   Shares         Value        Par Value        (Deficit)         Investments
Balance at October  31, 1997                     17,459,153       $178           67,304           13,506              681


    Net income                                            0          0                0            2,057                0

    Stock option activity                           311,097          3            1,979                0                0

    Employee stock purchase plan activity            25,134          0               47                0                0

    Treasury stock acquisition                     (249,500)         0                0                0                0

    Disqualifying dispositions                            0          0              383                0                0

    Appreciation on short-term investments                0          0                0                0               50
                                                 ----------------------------------------------------------------------------
Balance at April 30, 1998                        17,545,884       $181           69,713           15,563              731
                                                 ============================================================================




                                                                     Total
                                                  Treasury       Shareholders'
                                                    Stock            Equity
Balance at October  31, 1997                       (1,863)           79,806


    Net income                                          0             2,057

    Stock option activity                               0             1,982

    Employee stock purchase plan activity               0                47

    Treasury stock acquisition                     (1,602)           (1,602)

    Disqualifying dispositions                          0               383

    Appreciation on short-term investments              0                50
                                                -------------------------------
Balance at April 30, 1998                          (3,465)           82,723
                                                ===============================

See accompanying notes to unaudited interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                          Three months ended             Six months ended
                                                                               April 30,                     April 30,
                                                                               ---------                     ---------
                                                                         1998             1997          1998           1997
                                                                         ----             ----          ----           ----
Operating activities:
    Net income                                                         $  1,185            281          2,057          2,084
      Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
           Depreciation and amortization                                    966          1,219          1,801          1,994
           Software capitalization                                         (762)          (477)        (1,355)          (782)
           Amortization of intangibles                                      575              0          1,098
           Provision for doubtful accounts                                    0           (109)             0           (126)
           Deferred tax expense                                             373           (932)           543           (371)
           Equity in loss of affiliate                                        0            295              0            311
           Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                  (2,641)         4,888         (5,347)         2,652
             Decrease (increase) in other current assets                   (675)           161           (557)           877
             Increase (decrease) in accounts payable and
              accrued expenses                                            2,019            569            293         (4,740)
             Decrease in amounts payable to affiliates                        0           (585)             0           (747)
             Increase (decrease) in deferred revenue                       (213)           264           (304)          (406)
             Increase (decrease) in other assets and liabilities,
              net                                                          (175)          (906)            60           (554)
                                                                       --------       --------       --------       --------
                      Net cash provided by (used in) operating
                       activities                                           652          4,668         (1,711)           192
                                                                       --------       --------       --------       --------

Investing activities:
    Capital asset expenditures                                             (329)          (458)          (567)          (821)
    Acquisition of remainder of Health Information Systems Corp.,
     net of cash acquired                                                     0         (3,689)             0         (3,689)
    Net increase in short-term investments                                 (248)          (266)        (1,131)          (346)
                                                                       --------       --------       --------       --------
                      Net cash used in investing activities                (577)        (4,413)        (1,698)        (4,856)
                                                                       --------       --------       --------       --------

Financing activities:
    Proceeds from issuance of common stock                                   44            122             47            553
    Proceeds from exercise of stock options                               1,906             77          1,982            233
    Common stock repurchases                                               (103)             0         (1,602)             0
                                                                       --------       --------       --------       --------
                     Net cash provided by financing activities            1,847            199            427            786
                                                                       --------       --------       --------       --------

                     Net increase (decrease) in cash and cash
                      equivalents                                         1,922            454         (2,982)        (3,878)
Cash and cash equivalents at beginning of period                         15,790         18,008         20,694         22,340

                                                                       --------       --------       --------       --------
Cash and cash equivalents at end of period                             $ 17,712         18,462         17,712         18,462
                                                                       ========       ========       ========       ========

See accompanying notes to unaudited interim consolidated financial statements.

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

2.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for income taxes during the quarters ended April 30, 1998 and 1997 was $1,643,000 and $50,000, respectively. Cash paid for income taxes during the six months ended April 30, 1998 and 1997 was $2,417,000 and $179,000, respectively.

     The Company recorded $383,000 and $2,574,000 for the six months ended April 30, 1998 and 1997, respectively, as disqualified dispositions related to certain compensatory stock option exercises, which had the effect of reducing the Company's tax liability with an offsetting increase to shareholders' equity. Additionally, the Company recorded non-cash transactions during the six months ended April 30, 1997, which included in connection with the Company's acquisition of Quality Standards in Medicine, Inc. ("QSM") the issuance of 87,850 shares of the Company's common stock (the "Common Stock") to settle $1,435,000 of QSM notes payable plus accrued interest.

3.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company adopted SFAS 128 during the quarter ended January 31, 1998, and earnings per share amounts for all periods presented in the accompanying unaudited interim consolidated statement of operations are calculated and presented in accordance with SFAS 128. The statement specifies new standards for the computation and presentation of earnings per share, requiring the presentation of both "basic" and "diluted" earnings per share. Basic earnings per share is calculated as net earnings divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net earnings divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options.

     A reconciliation of the numerator and denominator of the calculations for the three month periods ended April 30, 1998 and 1997 is presented below.


                                             Three months ended          Six months ended
                                                   April 30,                 April 30,
                                                   ---------                 ---------
                                              1998          1997         1998         1997
                                              ----          ----         ----         ----
($ in thousands, except per share data)
Numerator:
Net Income                                   $ 1,185          281        2,057        2,084
                                             =======      =======      =======      =======

Denominator:
Weighted average common shares                17,361       17,688       17,354       17,660

Potential common shares:
   Stock options                                 733          144          453          374
                                             -------      -------      -------      -------

Weighted average common shares and
  common share equivalents                    18,094       17,832       17,807       18,034
                                             =======      =======      =======      =======

Basic earnings per share                     $  0.07         0.02         0.12         0.12
                                             =======      =======      =======      =======

Diluted earnings per share                   $  0.07         0.02         0.12         0.12
                                             =======      =======      =======      =======

4.   SUBSEQUENT EVENTS

     Related Parties -

     In April 1997 the Company guaranteed a loan by The Chase Manhattan Bank (the "Bank") in the original principal amount of $1,600,000 to Robert V. Nagelhout, the Chief Operating Officer and a director of the Company. Mr. Nagelhout granted the Company a security interest in 500,000 shares of Common Stock as collateral for its guarantee. On June 11, 1998, Mr. Nagelhout repaid the loan in its entirety, the Bank released the Company's guaranty, and the available balance under the Company's line of credit with the Bank was increased by $1,600,000 to $30,000,000.

     Legal Proceedings -

     In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Court entered an order granting the Company's motion and dismissed the Consolidated Amended Complaint for failure to state a claim under federal securities laws, with leave for the plaintiffs to replead within 30 days of the Court's decision.

     On June 1, 1998, MEDE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff seeks (i) to restrain the Company from continuing to market and sell the Universal Billing Platform, (ii) monetary damages in excess of $10,000,000, and (iii) other relief. The parties engaged in an extensive exchange of communications over a period in excess of six months prior to the filing of the complaint as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. The Company is continuing its investigation and intends to vigorously contest plaintiff's claims.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

                                OPERATING RESULTS

THREE MONTHS ENDED APRIL 30, 1998

Revenue for the second quarter of fiscal year 1998 was $25,636,000, an increase of $5,528,000 or 27% from the comparable period in 1997. The Company's Transfer Payment Services ("TPS") division, which includes both Provider and Payor services, accounted for $14,349,000 (56% of the Company's consolidated revenue for the second quarter of fiscal year 1998), an increase of $2,137,000 or 17% from the comparable period in 1997. Revenue from Provider services, comprised of Retroactive Claims Reprocessing ("RCR"), Comprehensive Account Management Services ("CAMS"), and Outsourcing, totaled $8,503,000, a decrease of $815,000 or 9% from the comparable period in 1997. Outsourcing included $613,000 in revenue attributable to the assets of Global Health Systems, Inc. and GHS Management Services, Inc., subsidiaries of GHS, Inc. (collectively, "Global"), acquired on July 17, 1997, for which there was no revenue in the comparable period in 1997. Revenue from Payor services, comprised of Third Party Liability Recovery ("TPLR") services and the Company's CDR Associates, Inc. subsidiary, totaled $5,846,000, an increase of $2,952,000 or 102% from the comparable prior year period.

Revenue from the Software Systems and Services ("Software") division, comprised of Decision Support Software ("DSS"), provided by the Company's Health Care microsystems, Inc. ("HCm") subsidiary, and Managed Care Information Systems ("MCIS"), provided by the Company's HSA Managed Care Systems, Inc. ("HSA") subsidiary, totaled $11,287,000 (44% of the Company's consolidated revenue for the second quarter of fiscal year 1998), an increase of $3,391,000 or 43% from the comparable period in 1997. Revenue from DSS was $5,735,000, a decrease of $367,000 or 6% from the comparable period in 1997. Revenue from MCIS was $5,552,000, compared to a partial quarter's revenue of $1,794,000 during the corresponding prior year period associated with the acquisition of HSA on March 18, 1997 in a transaction accounted for under the purchase method of accounting.

Cost of services for the second quarter of fiscal year 1998 was $23,524,000, an increase of $1,205,000 or 5% from the comparable period in 1997. The increase was due primarily to the additional cost of services associated with the acquisitions of HSA and Global, which were acquired on March 18, 1997 and July 17, 1997, respectively.

Compensation expense (the Company's largest expense component) for the second quarter of fiscal year 1998 totaled $14,754,000, an increase of $1,249,000 or 9% over the comparable period in 1997. The increase in compensation expense was due primarily to personnel costs incurred by HSA and Global of $2,021,000 and $300,000, respectively. This increase was offset by decreased costs associated with lower headcount in the TPS division.

Data processing expense for the second quarter of fiscal year 1998 was $2,232,000, an increase of $437,000 or 24% from the comparable period in 1997. This increase was attributable to additional data processing expense incurred by HSA and Global.

Occupancy expense for the second quarter of fiscal year 1998 was $2,414,000, a decrease of $2,000 from the comparable period in 1997. The slight decrease in occupancy cost was attributable to the sublease of two floors at the Company's New York City offices, offset by additional occupancy costs incurred by the Software division.

Other operating expense for the second quarter of fiscal year 1998 was $4,123,000, a decrease of $478,000 or 10% from the comparable period in 1997.

Operating margin for the second quarter of fiscal year 1998 before amortization of intangible assets was $2,113,000, an increase of $4,324,000 or 196% from the comparable period in 1997. The Company's operating margin rate before amortization of intangible assets was 8.2%, compared with a negative 11.0% in the comparable prior year period.

Net interest income for the second quarter of fiscal year 1998 was $460,000, a decrease of $871,000 or 65% from $1,331,000 in the comparable period in 1997. The decrease in interest income was primarily attributable to a reversal of interest expense of $887,000 as a result of a favorable resolution to an Internal Revenue Services audit ("IRS audit resolution") concluded in the second quarter of fiscal year 1997. The Company did not report any equity in the loss of affiliates during the second quarter of fiscal year 1998, in contrast to the loss of $294,000 for the comparable period in 1997.

The Company's income tax expense for the second quarter of fiscal year 1998 was $884,000, compared to an income tax benefit of $1,731,000 for the comparable period in 1997, which included the reversal of an accrued income tax expense of $1,093,000 as a consequence of the IRS audit resolution concluded in the comparable period in 1997. Exclusive of the effect of the IRS audit resolution in the comparable period in 1997, the Company's effective tax rate for the second quarter of fiscal years 1998 and 1997 was approximately 42.7% and 44.0%, respectively.

Net income for the second quarter of fiscal year 1998 was $1,185,000 an increase of $904,000 or 321% compared to $281,000 in the comparable period in 1997. Excluding the one-time benefit resulting from the IRS audit resolution in the comparable period in 1997, the Company's net income increased $2,490,000 or 890%.

The Company's basic earnings per share for the second quarter of fiscal year 1998 was $0.07, an increase of $0.05 or 240% from the $0.02 per share in the comparable period in 1997. Excluding all one-time events from the comparable period in 1997, the Company's basic earnings per share increased $0.14 per share from a loss per basic share of $0.07.

SIX MONTHS ENDED APRIL 30, 1998

Revenue for the six months ended April 30, 1998 was $50,673,000, an increase of $8,293,000 or 20% from the comparable period in 1997. Revenue from the TPS division accounted for $27,219,000 (53% of the Company's consolidated revenue for the first half of fiscal year 1998), a decrease of $1,348,000 or 5% from the comparable prior year period in 1997. Revenue from Provider services totaled $17,061,000, a decrease of $3,583,000 or 17% from the comparable six month period in 1997. Included in Provider revenue was $1,278,000 attributable to Global, for which there was no revenue in the comparable six month period in 1997. Revenue from Payor services totaled $10,158,000, an increase of $2,233,000 or 28% from the comparable six month period in 1997.

Revenue from the Software division was $23,454,000 (46% of the Company's consolidated revenue for the first half of fiscal year 1998), an increase of $9,642,000 or 70% over the comparable six month period in 1997. Revenue from DSS was $12,638,000, a decrease of $620,000 or 5% from the comparable six month period in 1997. Revenue from MCIS was $10,816,000, for which there was a partial quarter's revenue of $1,794,000 during the comparable period in 1997.

Cost of services for the six months ended April 30, 1998 was $47,034,000, an increase of $5,770,000 or 14% over the comparable six month period in 1997. This increase was attributable to the additional costs incurred by HSA and Global.

Compensation expense for the six months ended April 30, 1998 totaled $29,166,000, an increase of $4,002,000 or 16% over the comparable six month period in 1997. This increase in compensation expense was due primarily to personnel costs of $4,966,000 incurred by HSA, offset by a decrease in costs associated with lower headcount in the TPS division.

Data processing expense for the six months ended April 30, 1998 was $4,741,000, an increase of $1,153,000 or 32% from the comparable six month period in 1997. This increase was attributable to the additional data processing expense of $890,000 from HSA.

Occupancy expense for the six months ended April 30, 1998 was $4,668,000, an increase of $109,000 or 2% over the comparable six month period in 1997. This increase was due to additional occupancy costs incurred by the Software division, offset by the sublease of two floors in the Company's New York City offices.

Other operating expense for the six months ended April 30, 1998 was $8,459,000, an increase of $506,000 or 6% from the comparable six month period in 1997. This increase was attributable to operating expenses incurred by HSA of $671,000, offset by decreases in direct project expenses and professional fees.

Operating margin for the six months ended April 30, 1998 before amortization of intangible assets was $3,639,000, an increase of $2,522,000 or 226% from the comparable six month period in 1997. The Company's operating margin rate before amortization of intangible assets was 7.2%, compared to 2.6% for the comparable prior year period in 1997.

Net interest income for the six months ended April 30, 1998 was $920,000, a decrease of $852,000, which was primarily attributable to the reversal of an accrued interest expense of $887,000 as a consequence of the IRS audit resolution concluded in the comparable prior year period in 1997. The Company did not incur any merger related costs for the six month's ended April 30, 1998, compared to $537,000 incurred in the comparable prior year period related to the merger with QSM in November 1996. The Company did not report any equity in the loss of affiliates for the six months ended April 30, 1998, compared to a loss of $310,000 in the comparable six month period in 1997.

The Company's income tax expense for the six months ended April 30, 1998 was $1,474,000, compared to an income tax benefit of $328,000 in the comparable six month period in 1997 due to the $1,093,000 benefit derived from the IRS audit resolution. The Company's effective tax rate for the six months ended April 30, 1998 was approximately 41.7%, compared to an effective tax rate of 43.6% (before the income tax effect of the IRS audit resolution) in the comparable six month period in 1997.

Net income for the six month period ended April 30, 1998 was $2,057,000, a decrease of $27,000 from the comparable six month period in 1997. Excluding all one-time events in the comparable six month period in 1997, the Company's net income increased $1,020,000 or 98%.

The Company's basic earnings per share for the six month period ended April 30, 1998 was $0.12, unchanged from the comparable six month period in 1997. Excluding all one-time events from the comparable six month period in 1997, the Company's basic earnings per share increased $0.06 or 100%.

                         LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had $57,926,000 in net working capital an increase of $4,127,000 from the level at October 31, 1997. The Company's principal sources of liquidity at April 30, 1998 consisted of cash, cash equivalents, and short-term investments aggregating $37,281,000, net accounts receivable of $44,864,000, and an available balance of $28,400,000 under its Bank line of credit. On June 11, 1998, an officer and director of the Company repaid a loan guaranteed by the Company to the Bank and the available balance under the Company's line of credit with the Bank was increased by $1,600,000 to $30,000,000. See Note 4 to the unaudited interim consolidated financial statements. Accounts receivable at April 30, 1998 reflected an increase of $5,345,000 or 13.5% from the October 31, 1997 balance. There has been no significant change in the nature, age, or composition of the Company's accounts receivable portfolio.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company would repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares will be deposited in the Company's treasury and used for general corporate purposes. In the second quarter of fiscal year 1998, the Company repurchased in the open market 10,000 shares at a purchase price of $102,000. Subsequent to the end of the second quarter of fiscal year 1998, the Company repurchased 250,000 shares of Common Stock from an officer and director of the Company in a private transaction for an aggregate purchase price of $2,602,000. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market and in a private transaction 814,000 shares having an aggregate purchase price of $6,066,000.

Also on May 28, 1997, the Board of Directors authorized a stock option exchange program for employee participants in the Company's Stock Option and Restricted Stock Purchase Plan (the "Plan"). Eligible employees who held stock options ("Old Options") with exercise prices in excess of $10.00 per share were able to exchange them for stock options ("New Options") exercisable for a lesser number of shares with an exercise price of $5.88 per share, the average price of the Company's Common Stock on the Nasdaq National Market System on June 2, 1997 ("Grant Date"). Approximately 1,600,000 Old Options were eligible to be exchanged for 900,000 New Options. At the end of the exchange program, 1,209,100 Old Options were exchanged for 606,300 New Options. The New Options received in the exchange entailed a new vesting schedule where one quarter vested immediately on the Grant Date, with an additional quarter vesting on each of November 1, 1998, 1999, and 2000, respectively. To the extent that the fair market value of the Company's Common Stock exceeded $12.50 on each day for ten consecutive trading days, the vesting of all New Options not otherwise vested would become accelerated and 100% fully vested. On March 30, 1998, these New Options became fully vested as a consequence of the fair market value of the Company's Common Stock having exceeded $12.50 for the requisite ten consecutive trading day period.

                                    * * * * *

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMS, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMS to contain costs in view of its revised revenue outlook, to grow internally or by acquisition and to integrate acquired businesses into the HMS group of companies; (iii) the uncertainties of litigation; (iv) HMS's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMS's business;
(vi) government regulatory and political pressures which could reduce the rate of growth of health care expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of HMS to deal with the Year 2000 Problem on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

Item 1    Legal Proceedings  --
          In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead within 30 days of the Court's decision.

          On June 1, 1998, MEDE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff seeks (i) to restrain the Company from continuing to market and sell the Universal Billing Platform, (ii) monetary damages in excess of $10,000,000, and
          (iii) other relief. The parties engaged in an extensive exchange of communications over a period in excess of six months prior to the filing of the complaint, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. The Company is continuing its investigation and intends to vigorously contest plaintiff's claims.

Item 2    Changes in Securities  -- None

Item 3    Defaults Upon Senior Securities  -- Not applicable

Item 4    Submission of Matters to a Vote of Security Holders  --
          The Annual Meeting ("Meeting") of shareholders of the Company was held on March 3, 1998. The 14,613,846 shares of common stock ("Common Stock") present at the Meeting out of a total of 17,220,069 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

          i. Approved, by a vote of: 14,464,404 shares of Common Stock for, and 149,442 shares of Common Stock against, the election of Russell L. Carson as a director of the Company; 14,467,257 shares of Common Stock for, and 146,589 shares of Common Stock against, the election of Robert V. Nagelhout as a director of the Company; 14,489,804 shares of Common Stock for, and 124,042 shares of Common Stock against, the election of Galen D. Powers as a director of the Company; and 14,457,699 shares of Common Stock for, and 156,147 shares of Common Stock against, the election of Donald J. Staffa as a director of the Company. In addition, the vote of 117,192 shares of Common Stock was withheld with respect to the election of all of the nominees.

          ii. Approved, by a vote of 13,624,339 shares of Common Stock for, 890,523 shares of Common Stock against, and 98,984 shares of Common Stock abstained, the adoption of an amendment to the Plan to limit the maximum number of shares of Common Stock that may be subject to a stock option or stock purchase right awarded to any single employee in any fiscal year to 150,000 shares of Common Stock.

          iii. Ratified, by a vote of 14,521,483 shares of Common Stock for, 53,504 shares of Common Stock against, and 38,859 shares of Common Stock abstained, the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the Fiscal Year ending October 31, 1998.

Item 5    Other Information  --

          On March 18, 1998 Russell L. Carson resigned as a director of the Company for personal reasons. Mr. Carson's resignation was not based on a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

          On May 27, 1998 the Board of Directors elected Randolph G. Brown as a director of the Company to fill the vacancy created by the resignation of Mr. Carson. Mr. Brown will be a nominee for election as a director at the Company's 1999 Annual Meeting of Shareholders.

Item 6    Exhibits and Reports on Form 8-K  -- None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 12, 1998               HEALTH MANAGEMENT SYSTEMS, INC.
                                   -------------------------------
                                            (Registrant)



                                   /s/   Paul J. Kerz
                                   -------------------------------------------
                                         Paul J. Kerz
                                         President and Chief Executive Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



          EXHIBIT
           NUMBER        DESCRIPTION OF EXHIBIT

             11          Computations of Earnings Per Share

             27 Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)