Form 10-Q
period 1998-07-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1998-09-14
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 31, 1998
Common Stock, $.01 Par Value                            17,407,563 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JULY 31, 1998


PART I   FINANCIAL INFORMATION                                                         Page No.

Item 1   Financial Statements

           Consolidated Balance Sheets as of July 31, 1998 (unaudited) and October        1
           31, 1997

           Consolidated Statements of Operations (unaudited) for the three month          2
           and nine month periods ended July 31, 1998 and July 31, 1997

           Consolidated Statement of Shareholders' Equity (unaudited) for the nine        3
           month period ended July 31, 1998

           Consolidated Statement of Cash Flows (unaudited) for the three month           4
           and nine month periods ended July 31, 1998 and July 31, 1997

           Notes to Interim Consolidated Financial Statements (unaudited)                 5

Item 2     Management's Discussion and Analysis of Results of Operations and              8
           Financial Condition

PART II  OTHER INFORMATION                                                               13

SIGNATURES                                                                               15

EXHIBIT INDEX                                                                            16

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        July 31,     October 31,
                                                                                          1998          1997
                                                                                        ---------     ---------
                                                                                       (Unaudited)
            Assets
Current assets:
   Cash and cash equivalents                                                            $  12,938        20,694
   Short-term investments                                                                  19,462        18,386
   Accounts receivable, net                                                                48,119        39,519
   Other current assets                                                                     5,094         3,384
                                                                                        ---------     ---------
       Total current assets                                                                85,613        81,983

Property and equipment, net                                                                 6,879         7,988
Goodwill, net                                                                              11,990        12,316
Capitalized software costs, net                                                             3,720         3,060
Deferred income taxes                                                                       2,717         2,721
Other assets                                                                                1,453         1,626
                                                                                        ---------     ---------

           Total assets                                                                 $ 112,372       109,694
                                                                                        =========     =========

            Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                                $  15,737        16,153
   Deferred revenue                                                                         3,776         5,122
   Deferred income taxes                                                                    8,964         6,909
                                                                                        ---------     ---------
       Total current liabilities                                                           28,477        28,184

Other  liabilities                                                                          1,585         1,704
                                                                                        ---------     ---------
       Total liabilities                                                                   30,062        29,888

Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                               0             0

   Common stock - $.01 par value; 45,000,000 shares authorized;
      18,269,939 shares issued and 17,405,939 shares outstanding at July 31, 1998;
      17,773,653 shares issued and 17,459,153 shares outstanding at October 31, 1997          183           178
   Capital in excess of par value                                                          70,858        67,304
   Retained earnings                                                                       16,954        13,506
   Unrealized appreciation on short-term investments                                          775           681
                                                                                        ---------     ---------
                                                                                           88,770        81,669
   Less treasury stock, at cost
      864,000 shares at July 31, 1998 and 314,500 shares at October 31, 1997               (6,460)       (1,863)
                                                                                        ---------     ---------
       Total shareholders' equity                                                          82,310        79,806

           Total liabilities and shareholders' equity                                   $ 112,372       109,694
                                                                                        =========     =========

See accompanying notes to unaudited interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Three months ended         Nine months ended
                                                                               July 31,                   July 31,
                                                                        ---------------------     ---------------------
                                                                          1998         1997         1998        1997
                                                                        --------     --------     --------     --------
Revenue:
    Trade                                                               $ 26,736       22,103       77,412       64,152
    Affiliates                                                                 0            0            0          331
                                                                        --------     --------     --------     --------
                                                                          26,736       22,103       77,412       64,483
Cost of services:
    Compensation                                                          15,238       13,784       44,404       38,948
    Data processing                                                        2,086        1,739        6,827        5,327
    Occupancy                                                              2,312        2,637        6,980        7,196
    Other                                                                  4,631        4,903       13,094       12,856
                                                                        --------     --------     --------     --------
                                                                          24,267       23,063       71,305       64,327
                                                                        --------     --------     --------     --------
        Operating margin (loss) before amortization of intangibles         2,469         (960)       6,107          156

    Amortization of intangibles                                              509          512        1,538          797
                                                                        --------     --------     --------     --------
        Operating income (loss)                                            1,960       (1,472)       4,569         (641)

Other income (expense):
     Net interest and net other income                                       423          437        1,343        2,209
     Merger related costs                                                      0            0            0         (537)
     Equity in loss of affiliate                                               0            0            0         (310)
                                                                        --------     --------     --------     --------
                                                                             423          437        1,343        1,362

        Income (loss) before income taxes                                  2,383       (1,035)       5,912          721

Income tax (expense) benefit                                                (995)         432       (2,464)         760
                                                                        --------     --------     --------     --------
        Net income  (loss)                                              $  1,388         (603)       3,448        1,481
                                                                        ========     ========     ========     ========
Earnings per share data:
     Basic:
          Basic earnings (loss) per share                               $   0.08        (0.03)        0.20         0.08
                                                                        ========     ========     ========     ========
          Weighted average common shares outstanding                      17,468       17,627       17,431       17,648
                                                                        ========     ========     ========     ========
     Diluted:
          Diluted earnings (loss) per share                             $   0.08        (0.03)        0.19         0.08
                                                                        ========     ========     ========     ========
         Weighted average common shares and common share equivalents      18,119       17,627       17,950       17,898
                                                                        ========     ========     ========     ========

See accompanying notes to unaudited interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                                              Unrealized
                                                   Common Stock      Capital In              Appreciation                 Total
                                                               Par    Excess Of   Retained   on Short-term   Treasury  Shareholders'
                                                   Shares     Value   Par Value   Earnings    Investments     Stock       Equity
                                                   ------     -----   ---------   --------    -----------     -----       ------
Balance at October 31, 1997                      17,459,153    $178     67,304     13,506         681         (1,863)     79,806

    Net income                                            0       0          0      3,448           0              0       3,448

    Stock option activity                           431,229       5      2,663          0           0              0       2,668

    Employee stock purchase plan activity            65,057       0        325          0           0              0         325

    Treasury stock acquisition                     (549,500)      0          0          0           0         (4,597)     (4,597)

    Tax benefit from disqualifying dispositions           0       0        566          0           0              0         566

    Appreciation on short-term investments                0       0          0          0          94              0          94
                                                 -----------------------------------------------------------------------------------
Balance at July 31, 1998                         17,405,939    $183     70,858     16,954         775         (6,460)     82,310
                                                 ===================================================================================

See accompanying notes to unaudited interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                              Three months ended     Nine months ended
                                                                                   July 31,               July 31,
                                                                              -------------------    ------------------
                                                                                1998       1997       1998       1997
                                                                              --------    -------    -------    -------
Operating activities:
    Net income (loss)                                                         $  1,388       (603)     3,448      1,481
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                           852      1,389      2,650      3,383
           Amortization of intangibles                                             443          0      1,541          0
           Provision for doubtful accounts                                           0       (126)         0       (252)
           Deferred tax expense                                                  1,515        754      2,059        383
           Equity in loss of affiliate                                               0          0          0        311
           Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                         (3,254)     5,191     (8,600)     7,843
             Decrease (increase) in other current assets                        (1,154)     2,525     (1,710)     3,402
             Increase (decrease) in accounts payable and accrued expenses         (139)      (279)       154     (5,019)
             Decrease in amounts payable to affiliates                               0          0          0       (747)
             Decrease in deferred revenue                                       (1,042)      (373)    (1,346)      (779)
             Decrease in other assets and liabilities, net                        (186)    (1,955)      (126)    (2,509)
                                                                              --------    -------    -------    -------
                      Net cash provided by (used in) operating activities       (1,577)     6,523     (1,930)     7,497
                                                                              --------    -------    -------    -------

Investing activities:
    Capital asset expenditures                                                    (361)      (234)      (931)    (1,055)
    Software capitalization                                                       (911)      (334)    (2,266)    (1,116)
    Acquisition of assets of subsidiaries of GHS, Inc.                               0     (2,146)         0     (2,146)
    Acquisition of remainder of HISCO, Inc., net of cash acquired                    0          0          0     (3,689)
    Net increase (decrease) in short-term investments                              150       (347)      (981)      (693)
                                                                              --------    -------    -------    -------
                      Net cash used in investing activities                     (1,122)    (3,061)    (4,178)    (8,699)
                                                                              --------    -------    -------    -------

Financing activities:
    Proceeds from issuance of common stock                                          80         84        127        637
    Proceeds from exercise of stock options                                        840        142      2,822        375
    Common stock repurchases                                                    (2,995)    (1,258)    (4,597)    (1,258)
                                                                              --------    -------    -------    -------
                     Net cash used by financing activities                      (2,075)    (1,032)    (1,648)      (246)
                                                                              --------    -------    -------    -------

                     Net increase (decrease) in cash and cash equivalents       (4,774)     2,430     (7,756)    (1,448)
Cash and cash equivalents at beginning of period                                17,712     18,462     20,694     22,340

                                                                              ========    =======    =======    =======
Cash and cash equivalents at end of period                                    $ 12,938     20,892     12,938     20,892
                                                                              ========    =======    =======    =======

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

2.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for income taxes during the quarters ended July 31, 1998 and 1997 was $154,000 and $74,000, respectively. Cash paid for income taxes during the nine months ended July 31, 1998 and 1997 was $2,571,000 and $253,000, respectively.

     The Company recorded $566,000 and $2,042,000 for the nine months ended July 31, 1998 and 1997, respectively, as disqualified dispositions related to certain compensatory stock option exercises, which had the effect of reducing the Company's tax liability with an offsetting increase to shareholders' equity. Additionally, the Company recorded non-cash transactions during the nine months ended July 31, 1997, which included in connection with the Company's acquisition of Quality Standards in Medicine, Inc. ("QSM") the issuance of 87,850 shares of the Company's common stock (the "Common Stock") to settle $1,435,000 of QSM notes payable plus accrued interest.

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

     A reconciliation of the numerator and denominator of the calculations for the three and nine month periods ended July 31, 1998 and 1997 is presented below.

                                          Three months ended     Nine months ended
                                               JULY 31,               JULY 31,
                                           -----------------     ------------------
                                            1998       1997       1998       1997
                                           -------    ------     -------    -------
($ in thousands, except per share data)
Numerator:
Net income (loss)                          $ 1,388      (603)      3,448      1,481
                                           =======    ======     =======    =======

Denominator:
Weighted average common shares              17,468    17,627      17,431     17,648

Potential common shares:
   Stock options                               651        --         519        250
                                           -------    ------     -------    -------
Weighted average common shares and
common share equivalents                    18,119    17,627      17,950     17,898
                                           =======    ======     =======    =======

Basic earnings (loss) per share            $  0.08     (0.03)       0.20       0.08
                                           =======    ======     =======    =======

Diluted earnings (loss) per share          $  0.08     (0.03)       0.19       0.08
                                           =======    ======     =======    =======

4.   RELATED PARTIES

     In April 1997, the Company guaranteed a loan by The Chase Manhattan Bank (the "Bank") in the original principal amount of $1,600,000 to Robert V. Nagelhout, the Chief Operating Officer and a director of the Company. Mr. Nagelhout granted the Company a security interest in 500,000 shares of Common Stock as collateral for its guarantee. On June 11, 1998, Mr. Nagelhout repaid the loan in its entirety, the Bank released the Company's guaranty, and the available balance under the Company's line of credit with the Bank was increased by $1,600,000 to $30,000,000.

5.   LEGAL PROCEEDINGS

     In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court of the Southern District of New York, which reiterates plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the second Complaint. The Company intends to continue to vigorously defend the lawsuit.

     On June 1, 1998, MEDE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was recently developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, seeks (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. Discovery has commenced, and the Company intends to vigorously contest plaintiff's claims.

     On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company intends to oppose plaintiffs' motion for abstention and to move the Bankruptcy Court to dismiss the Adversary Proceeding.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997

                                OPERATING RESULTS

THREE MONTHS ENDED JULY 31, 1998

Revenue for the third quarter of fiscal year 1998 was $26,736,000, an increase of $4,633,000 or 21% from the comparable period in 1997. The Company's Transfer Payment Services ("TPS") division, which includes both Provider and Payor services, accounted for $14,532,000 (54% of the Company's consolidated revenue for the third quarter of fiscal year 1998), an increase of $2,276,000 or 19% from the comparable period in 1997. Revenue from Provider services, comprised of Retroactive Claims Reprocessing ("RCR"), Comprehensive Account Management Services ("CAMS"), and Outsourcing, totaled $8,640,000, an increase of $33,000 from the comparable period in 1997. Revenue from Outsourcing included $574,000 attributable to Global Health Systems ("Global"), which was acquired on July 17, 1997, for which there was $69,000 in revenue in the comparable prior year period. Revenue from Payor services, comprised of Third Party Liability Recovery ("TPLR") services and the Company's CDR Associates, Inc. subsidiary, totaled $5,892,000, an increase of $2,243,000 or 61% from the comparable period in 1997.

Revenue from the Software Systems and Services ("Software") division, comprised of Decision Support Software ("DSS"), provided by the Company's Health Care microsystems, Inc. ("HCm") subsidiary, and Managed Care Information Systems ("MCIS"), provided by the Company's HSA Managed Care Systems, Inc. ("HSA") subsidiary, totaled $12,204,000 (46% of the Company's consolidated revenue for the third quarter of fiscal year 1998), an increase of $2,357,000 or 24% from the comparable period in 1997. Revenue from DSS was $6,358,000, a modest increase of $44,000 or 1% from the comparable period in 1997. Revenue from MCIS was $5,846,000, an increase of $2,313,000 or 65% from the comparable prior year period.

Cost of services for the third quarter of fiscal year 1998 was $24,267,000, an increase of $1,204,000 or 5% from the comparable period in 1997. The increase was due primarily to the additional cost of services associated with the Global acquisition , compensation expense and data processing expense.

Compensation expense (the Company's largest expense component) for the third quarter of fiscal year 1998 totaled $15,238,000, an increase of $1,454,000 or 11% over the comparable period in 1997. The increase in compensation expense was primarily due to personnel costs associated with higher headcount for the HSA subsidiary and the acquisition of Global.

Data processing expense for the third quarter of fiscal year 1998 was $2,086,000, an increase of $347,000 or 20% from the comparable period in 1997. This increase was primarily attributable to a decrease in capitalization of software development expense.

Occupancy expense for the third quarter of fiscal year 1998 was $2,312,000, a decrease of $325,000 or 12% from the comparable period in 1997. The decrease in occupancy cost was attributable to the sublease of two floors at the Company's New York City offices.

Other operating expense for the third quarter of fiscal year 1998 was $4,631,000, a decrease of $272,000 or 6% from the comparable period in 1997, primarily due to a decrease in professional service fees.

Operating margin for the third quarter of fiscal year 1998 before amortization of intangible assets was $2,469,000, an increase of $3,429,000 or 357% from the comparable period in 1997. The Company's operating margin rate before amortization of intangible assets was 9.2%, compared with a negative 4.3% in the comparable prior year period.

Net interest income for the third quarter of fiscal year 1998 was $423,000, a slight decrease of $14,000 or 3% from $437,000 in the comparable period in 1997.

The Company's income tax expense for the third quarter of fiscal year 1998 was $995,000, compared to an income tax benefit of $432,000 for the comparable period in 1997. The Company's effective tax rate for the third quarter of fiscal years 1998 and 1997 was approximately 41.8% and 41.7%, respectively.

Net income for the third quarter of fiscal year 1998 was $1,388,000, an increase of $1,991,000 or 330% over the net loss of $603,000 in the comparable period in 1997.

The Company's diluted earnings per share for the third quarter of fiscal year 1998 was $0.08, an increase of $0.11 from the $0.03 loss per share in the comparable period in 1997.

NINE MONTHS ENDED JULY 31, 1998

Revenue for the nine months ended July 31, 1998 was $77,412,000, an increase of $12,929,000 or 20% from the comparable period in 1997. Revenue from the TPS division accounted for $41,749,000 (54% of the Company's consolidated revenue for the fiscal year 1998 year-to-date), an increase of $924,000 or 2% from the comparable prior year period in 1997. Revenue from Provider services totaled $25,699,000, a decrease of $3,552,000 or 12% from the comparable nine month period in 1997. Included in Provider revenue was $1,852,000 attributable to Global for which there was $69,000 in revenue in the comparable nine month period in 1997. Revenue from Payor services totaled $16,050,000, an increase of $4,476,000 or 39% from the comparable nine month period in 1997.

Revenue from the Software division was $35,663,000 (46% of the Company's consolidated revenue for the fiscal year 1998 year-to-date), an increase of $12,004,000 or 51% over the comparable nine month period in 1997. Revenue from DSS was $19,000,000, an increase of $668,000 or 4% from the comparable nine month period in 1997. Revenue from MCIS was $16,663,000, an increase of $11,337,000 or 213% from the comparable prior year period. Last year's MCIS revenue reflected a partial year to date period from March 18, 1997 through July 31, 1997, due to the acquisition of HSA on March 18, 1997.

Cost of services for the nine months ended July 31, 1998 was $71,305,000, an increase of $6,978,000 or 11% over the comparable nine month period in 1997. This increase was attributable to the additional costs incurred by the acquisitions of HSA and Global during the comparable prior year period.

Compensation expense for the nine months ended July 31, 1998 totaled $44,404,000, an increase of $5,456,000 or 14% over the comparable nine month period in 1997. This increase in compensation expense was primarily due to the acquisitions of HSA and Global.

Data processing expense for the nine months ended July 31, 1998 was $6,827,000, an increase of $1,500,000 or 28% from the comparable nine month period in 1997. This increase was attributable to data processing expense associated with HSA.

Occupancy expense for the nine months ended July 31, 1998 was $6,980,000, a decrease of $216,000 or 3% over the comparable nine month period in 1997. This slight decrease was due to the sublease of two floors in the Company's New York City offices, partially offset by additional occupancy costs incurred by the Software division.

Other operating expense for the nine months ended July 31, 1998 was $13,094,000, a slight increase of $238,000 or 2% from the comparable nine month period in 1997. This increase was attributable to direct project costs.

Operating margin for the nine months ended July 31, 1998 before amortization of intangible assets was $6,107,000, an increase of $5,951,000 or 381% from the comparable nine month period in 1997. The Company's operating margin rate before amortization of intangible assets was 7.9%, compared to 0.2% for the comparable period in 1997. Amortization of intangible expense of $1,538,000 increased by $741,000 or 93% over the prior year period due to the amortization of intangible assets associated with the acquisition of HSA on March 18, 1997.

Net interest income for the nine months ended July 31, 1998 was $1,343,000, a decrease of $866,000 attributable to the reversal of an accrued interest expense of $887,000 as a consequence of an Internal Revenue Service audit resolution ("IRS audit resolution") concluded in the comparable period in 1997. The Company did not incur any merger related costs for the nine months ended July 31, 1998, compared to $537,000 incurred in the comparable prior year period related to the merger with QSM in November 1996. The Company did not report any equity in the loss of affiliates for the nine months ended July 31, 1998, compared to a loss of $310,000 in the comparable nine month period in 1997.

The Company's income tax expense for the nine months ended July 31, 1998 was $2,464,000, compared to an income tax benefit of $760,000 in the comparable nine month period in 1997 due to the $1,093,000 benefit derived from the IRS audit resolution. The Company's effective tax rate for the nine months ended July 31, 1998 was approximately 41.7%, compared to an effective tax rate of 46.2% (before the income tax effect of the IRS audit resolution) in the comparable nine month period in 1997. The fluctuation in the effective tax rate between the nine months ended July 31, 1998 and 1997 was primarily attributable to certain merger related costs in 1997 and higher state taxation costs for 1997.

Net income for the nine month period ended July 31, 1998 was $3,448,000, an increase of $1,967,000 or 133% from the comparable nine month period in 1997. Excluding all one-time events in the comparable prior nine month period, the Company's net income increased $3,017,000.

The Company's diluted earnings per share for the nine month period ended July 31, 1998 was $0.19, an increase of $0.11 or 138% from the comparable nine month period in 1997. Excluding all one-time events from the comparable nine month period in 1997, the Company's diluted earnings per share increased $0.16.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had $57,136,000 in net working capital, an increase of $3,337,000 or 6% from the level at October 31, 1997. The Company's principal sources of liquidity at July 31, 1998 consisted of cash, cash equivalents, and short-term investments aggregating $32,400,000, net accounts receivable of $48,119,000, and an available balance of $30,000,000 under its Bank line of credit. On June 11, 1998, an officer and director of the Company repaid a loan guaranteed by the Company to the Bank and the available balance under the Company's line of credit with the Bank was increased by $1,600,000 from $28,400,000 to $30,000,000. See Note 4 to unaudited interim consolidated financial statements. Accounts receivable at July 31, 1998 reflected an increase of $8,600,000 or 22% from the October 31, 1997 balance. There has been no significant change in the nature, age, or composition of the Company's accounts receivable portfolio.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. In the third quarter of fiscal year 1998, the Company repurchased 300,000 shares of Common Stock in the open market at an average price of $9.98 per share for an aggregate purchase price of $2,995,000. Since the close of the third quarter of fiscal year 1998, the Company repurchased an additional 185,000 shares of Common Stock at an average price of $6.97 per share, using an additional $1,290,000. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares of Common Stock at an average price of $7.39 per share having an aggregate purchase price of $7,750,000.

                                  *  *  *  *


In common with many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems programming assigns special meaning to certain dates, such as 9/9/99, and ii) the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems in use by the Company, including product development, sales, finance and human resources. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment and remediation will be completed by May 1, 1999, and contingency planning activities will be completed by August 1, 1999, with the goal of appropriately resolving all material internal systems and third party issues by such dates.

The Company also has designed and tested the most current versions of its products for Year 2000 compliance. A significant number of the Company's customers are running product versions that are not Year 2000 compliant. While the Company has been encouraging such customers to migrate to current product versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in the material costs to the Company. Moreover, the assessment of whether a complete system will operate correctly depends on the hardware capability of the system and software design and integration, and for most end-users this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter.

The costs incurred to date related to these programs are estimated at less than $1,000,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2,000,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

The expenses incurred by the Company to identify and address the Year 2000 matters discussed above, or the expenses or liabilities to which the Company may become subject as a result of such matters, could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

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

          In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court of the Southern District of New York, which reiterates plaintiffs' allegations in their prior Complaint. The Company intends to continue to vigorously defend the lawsuit. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the new Complaint.

          On June 1, 1998, MEDE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was recently developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff seeks, among other relief, (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint denying the material allegations of the complaint. Discovery has commenced, and the Company intends to vigorously contest plaintiff's claims.

          On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 million (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company intends to oppose plaintiffs' motion for abstention and to move the Bankruptcy Court to dismiss the Adversary Proceeding.

Item 2    Changes in Securities -- None

Item 3    Defaults Upon Senior Securities -- Not applicable

Item 4    Submission of Matters to a Vote of Security Holders -- None

Item 5    Other Information  --

          On May 27, 1998 the Board of Directors elected Randolph G. Brown as a director of the Company to fill the vacancy created by the resignation of Mr. Russell Carson on March 18, 1998. Mr. Brown will be a nominee for election as a director at the Company's 1999 Annual Meeting of Shareholders.

          Proposals by shareholders intended to be presented at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than October 3, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Shareholders to be held in 1999. Moreover, with regard to any proposal by a shareholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such shareholder fails to notify the Company in the manner set forth above of such proposal no later than December 16, 1998, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that shareholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by shareholders must comply in all respects with (i) the rules and regulations of the Securities and Exchange Commission, (ii) the provisions of the Company's Certificate of Incorporation and Bylaws and (iii) New York law.

Item 6    Exhibits and Reports on Form 8-K -- None
          a)   Reports on Form 8-K -- None
          b)   Exhibits -- See Exhibit Index

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 14, 1998               HEALTH MANAGEMENT SYSTEMS, INC.
                                                 (Registrant)



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