Form 10-K
period 1998-10-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1999-01-25
CIK 861179

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                      OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                            -----             -----

The aggregate market value of the registrant's common stock held by non-affiliates as of January 11, 1999 was $127,027,607 based on the closing price on the Nasdaq National Market System on that day.

Number of shares outstanding of the registrant's common stock, $.01 par value, on January 11, 1999 was 17,316,671.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      DOCUMENT                                      WHERE INCORPORATED
      --------                                      ------------------
      PROXY STATEMENT FOR THE ANNUAL MEETING        PART III
      TO BE  HELD ON MARCH 9, 1999

                                TABLE OF CONTENTS

                                                                                     Page
Contents                                                                            Number
--------                                                                            ------
Cover Page ........................................................................    i

PART I
   Item 1.  Business ..............................................................    1
   Item 2.  Properties ............................................................   10
   Item 3.  Legal Proceedings .....................................................   11
   Item 4.  Submission of Matters to a Vote of Security Holders ...................   12

PART II
   Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters..   12
   Item 6.  Selected Financial Data ...............................................   12
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .................................................   13
   Item 7A. Quantitative and Qualitative Disclosures About Market Risks ...........   13
   Item 8.  Financial Statements and Supplementary Data ...........................   13
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ..................................................   13

PART III
   Item 10. Directors and Executive Officers of the Registrant ....................   13
   Item 11. Executive Compensation ................................................   13
   Item 12. Security Ownership of Certain Beneficial Owners and Management ........   13
   Item 13. Certain Relationships and Related Transactions ........................   13

PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......   13
   Signatures .....................................................................   14
   Exhibit Index ..................................................................   15

PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


      EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE RISKS IDENTIFIED IN "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS" AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS

OVERVIEW

      Health Management Systems, Inc. (the "Company" or "HMSY") furnishes proprietary information management and data processing products and services to healthcare providers and payors, including government health service agencies. These services address the various types of data generated by the interaction of the participants in the healthcare delivery process: the providers of care, the third-party payors, and the patients. Through its product and service offerings, the Company acts as an outsourcer of information management functions addressing the operational, administrative, financial, and clinical data that result from the rendering of healthcare services to patients. The Company's product and service offerings benefit its clients by enhancing revenue (achieved through improved reimbursability, profitability, and/or collectability), accelerating cash flow, reducing operating and administrative costs (by supplying advanced information analytics), and improving decision-making capabilities (via the provision of useful information).

      Healthcare providers receive payment for services from patients, third-party payors, or a combination thereof. Third-party payors include commercial insurance companies, governments or their fiscal agents and intermediaries, health maintenance organizations, preferred provider organizations, third-party administrators for self-insured companies, and managed care companies. Although patients generally retain primary responsibility for payment for all healthcare services, third-party payors bear the preponderance of the responsibility for many charges for care. Obtaining reimbursement from third-party payors has become increasingly difficult because of frequent changes in reimbursement formulae and contractual requirements for pre-admission certification and utilization review, and administrative procedures instituted by third-party payors in an effort to control costs. To be successful in obtaining payment from third-party payors, hospitals and other healthcare providers require regulatory knowledge and technical skills to manage complex data collection, integration, analysis, and accounts receivable management functions. To ensure that program costs are not greater than necessary, third-party payors require knowledge and skills analogous to those required by providers.

      Using the operational, financial, administrative, and clinical data generated as part of the healthcare delivery process, the Company applies proprietary software and other analytical tools to transform data into valuable information that clients use to (i) minimize operating and administrative costs while improving profitability, (ii) measure the quality of care, and (iii) optimize the outcome of the transfer payment processes linking payors, providers, and patients. Customers of the Company utilize the Company's products and services to improve their decision-making and operating capabilities and to achieve improved operational, administrative, financial, and clinical performance. The Company believes its customers benefit from the Company's unique understanding of the healthcare delivery and associated transfer payment processes, from the perspective of both providers and payors.

Company History

      A healthcare information systems and services enterprise, the Company is organized into two divisions: Transfer Payment Services ("Transfer Payment Division") and Software Systems and Services ("Software Division"). The Transfer Payment Division comprises two business units: Provider Transfer Payment Services ("Provider Transfer Payment Unit") and Payor Transfer Payment Services ("Payor Transfer Payment Unit"). The Company's Software Division also comprises two business units: Decision Support Systems ("DSS Unit") and Managed Care Information Systems ("MCIS Unit").

      Within the Transfer Payment Division, the Provider Transfer Payment Unit has delivered Retroactive Claims Reprocessing ("RCR")(sm) services since 1974 and began to deliver Comprehensive Account Management Services ("CAMS")(sm) in 1986 and Electronic Data Interchange ("EDI") services with the acquisition in 1990 of Quality Medi-Cal Adjudication Incorporated ("QMA"). QMA provides electronic billing and automated denial reprocessing services. In 1997 the Company acquired a computerized medical record-based processing system for managed care public health and ambulatory care facilities as part of its purchase of substantially all the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global"). In 1997 the Company formed a Business Office Outsourcing business unit and in 1998 consolidated this Business Office Outsourcing unit with the remainder of its Provider Transfer Payment Unit. The Payor Transfer Payment Unit began delivery of Third Party Liability Recovery ("TPLR")(sm) services in 1985 and augmented its product line in 1996 with the acquisition of CDR Associates, Inc. ("CDR"). CDR is a provider of hospital-based claim audits to payors, principally Blue Cross and Blue Shield organizations.

      The Company's Software Division was referred to in the aggregate as MCIS in 1997; in 1998, MCIS refers to one of the Software Division's two business units, while the DSS Unit refers to the other. The Company entered the software business in 1995 as a consequence of its merger with Health Care microsystems, Inc. ("HCm"). HCm furnishes microcomputer-based distributed decision support systems and services to providers of care and bearers of financial risk in the healthcare industry and today comprises the DSS Unit of the Company. In 1996 the DSS Unit acquired Quality Standards in Medicine, Inc. ("QSM") and integrated QSM's clinical information systems with HCm's decision support offerings. In 1997 the Company, which had owned a 43% equity interest in Health Information Systems Corporation ("HISCo"), acquired from Welsh, Carson, Anderson & Stowe ("WCAS") and various of its affiliates, independent investors, and from certain of the Company's executive officers and directors, the remaining 57% of HISCo's equity. At the time of acquisition, HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc ("HSA"). Today, this entity comprises the MCIS Unit and furnishes automated business and information solutions, including software and services, to bearers of financial risk in the healthcare industry.

      The HCm, CDR, and QSM mergers were accounted for using the pooling of interest method, while the QMA, HISCo, and Global acquisitions were accounted for using the purchase method.

                    HEALTHCARE REFORM AND REGULATORY MATTERS

      The healthcare reimbursement process continues to change. Federal, state, and local governments, as well as other third-party payors, have initiated policies to reduce the rate of increase in healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services.

      Changes occurring in the healthcare industry, most notably the evolution of healthcare towards the present managed care model characterized by the formation of large integrated delivery systems and capitated reimbursement, have created an increasingly complex reimbursement environment that impacts both providers and payors. This environment is made even more complex as the historical distinction between providers and payors becomes less clear. The consolidation of healthcare into integrated delivery systems has broken down traditional organizational barriers that once supported a clear delineation between the manner in which providers and payors utilized operational, financial, administrative, and clinical information. Today, emphasis is placed on improving the level of provider and payor accountability for both the delivery and the utilization of healthcare services. Providers must ensure that they are properly reimbursed by third-party payors for healthcare services rendered in accordance with pre-established contracts. Likewise, payors must ensure that they are making payments for only those services for which they are responsible and in the dollar amounts specified by these pre-established contracts.

      Although the Company cannot predict the nature of future healthcare reforms that will be adopted by federal, state, and local governments, the Company believes that the shifting of traditional insurance risk to providers of care, the consolidation of providers, and the resulting additional information management requirements placed on providers and payors should increase the demand for the Company's offerings. Moreover, the Company believes that providers, payors, and patients--both separately and together--will benefit from the Company's integration of cost and other financial and clinical data, enabling identification and management by all participants (providers, payors, and patients) of the outcomes (benefits and costs) achieved.

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

      The Medicare program is administered by the Health Care Financing Administration ("HCFA"), an agency of the United States Department of Health and Human Services. HCFA currently contracts with numerous intermediaries and fiscal agents to process regional claims for reimbursement. Although HCFA has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by HCFA, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state-owned and operated processing centers or through contractual arrangements with third-party fiscal agents who own and operate their own processing centers. The requirements and procedures for reimbursement implemented by Medicaid differ from state to state. Similar to the claims administration processes of Medicare and Medicaid, many national health insurance companies and self-insured employers administer reimbursement of claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors.

      The ownership and operation of hospitals is subject to comprehensive federal and state regulation, which affects hospital reimbursement. Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Specifically, the Balanced Budget Act of 1997 ("BBA"), which is expected to cut Medicare and Medicare-funded Medicaid spending by more than $115 billion over the next four years, could reduce Medicare payments received by hospitals by as much as 10% to 15%. While the BBA could have an adverse effect on the operations of hospitals and other providers of healthcare, and consequently reduce the amount of the Company's revenue, the Company believes that healthcare organizations can use the Company's products and services to reduce costs while maintaining or improving the quality of care (thereby compensating in part or whole losses in revenue due to the BBA).

      In addition, the Social Security Act imposes certain requirements on the Company with regard to confidentiality and disclosure of Medicare and Medicaid provider and beneficiary data. Specifically, the Company is prohibited from disclosing information that is obtained by or from the Department of Health and Human Services except as otherwise provided by regulations or other federal law. Generally, the Company is required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when the Company uses data obtained from such programs.

      Finally, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of Health and Human Services to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. All providers, payors, and clearinghouses will be mandated to use HIPAA standards when electronically exchanging health data covered by HIPAA. Any material restriction on the ability of healthcare providers and payors to obtain or disseminate health information could adversely affect the Company's business, financial condition, and results of operations.

      The Company believes that the rapidity of consolidation within the healthcare industry will continue to create opportunities for the Company in its role as data consolidator. Yet the rapidity of change suggests that some of the consolidation may have been overdone and may be undone over the next several years, as providers downsize and integrated delivery networks ("IDN's") begin to unbundle. The Company believes these dynamics constitute both a risk to its existing business relationship with Columbia/HCA Healthcare Corporation ("Columbia"), the Company's largest client, and an opportunity for new business in the future.

                         PRINCIPAL PRODUCTS AND SERVICES

      The Company is organized into two divisions: the Transfer Payment Division and the Software Division. The Transfer Payment Division comprises two business units: the Provider Transfer Payment Unit and the Payor Transfer Payment Unit. The Company's Software Division also comprises two business units: the DSS Unit and the MCIS Unit.

Provider Transfer Payment Unit

       The Provider Transfer Payment Unit within the Transfer Payment Division has delivered RCR services since 1974 and began to deliver CAMS in 1986 and EDI services with the acquisition in 1990 of QMA. In 1997 the Company acquired a computerized medical record-based processing system for managed care public health and ambulatory care facilities as a consequence of its purchase of Global. In 1997 the Company formed a Business Office Outsourcing business unit and in 1998 consolidated this Business Office Outsourcing unit with the remainder of its Provider Transfer Payment Unit.

      The Company's Provider Transfer Payment Unit offerings are performed on retroactive, concurrent, and prospective bases. The Company's first product, RCR, entails the retroactive recovery of third-party payments due provider healthcare organizations, including large public and voluntary hospitals. RCR services are used by a hospital (most commonly for its emergency room and outpatient clinics) to realize third-party revenue from patient accounts after the hospital has expended its own best efforts at billing and collection, but before the accounts are referred to a collection agency. The Company's specialized data aggregation, data purification, data editing, and electronic claim preparation and transmission routines are designed to facilitate the reimbursement of accounts that remain unpaid because necessary billing information was missing or because third-party coverage was not known. RCR services have evolved from a strictly background process to a process frequently concurrent and integrated with clients' internal processes, entailing onsite support, designed to generate the maximum results through targeted review, analysis, and opportunity identification. RCR services require the hospital to provide the Company with copies of existing data files, demand minimal hospital staff support, and generally involve no patient contact. Through the application of the Company's proprietary technology, the Company's RCR services produce for its hospital clients incremental revenue, which otherwise would remain uncollected.

      Since 1974, RCR services have generated in excess of $1.3 billion for hospitals from Medicaid, Medicare, and commercial insurors nationwide. Over the last three fiscal years, such services have generated over $360 million in incremental reimbursements.

      Using database-driven methodologies developed in connection with RCR, the Provider Transfer Payment Unit is able to provide a range of additional retroactive recovery services to healthcare providers. The Unit offers Cost Report recovery services, including Medicare Bad Debt Recovery, in which the Company assists providers in isolating coinsurance and deductible amounts that qualify for Bad Debt reimbursement, and Disproportionate Share services, in which the Company identifies and recalculates improperly classified claims that are eligible for Federal

Financial Participation. The Unit supports clients' substantiation of future claims for Medicare Bad Debt by establishing appropriate processes. The Provider Transfer Payment Unit furnishes Accounts Receivable Conversion Services, in which the Company liquidates aged accounts from an outgoing patient accounting system before a new patient accounting system is installed. In addition, the Company performs Supplemental Security Income ("SSI") identification and recovery services in order to generate reimbursement from Medicaid for services rendered to recipients approved for SSI upon conclusion of the lengthy SSI application review process.

      As a result of the technology and expertise developed in providing RCR services, the Company is able to provide custom institutionalized data processing, computer software, and operations support services to hospitals, public health clinics, outpatient treatment facilities, and companies that serve the healthcare industry. In contrast to RCR services, which retrospectively reprocess patient accounts receivable data, CAMS delivered to healthcare providers provides concurrent third-party claim identification, editing, preparation, and electronic claims submission. The Company integrates data derived from the hospital's disparate data collection systems and manages the electronic interfaces between the hospital and the transfer payment agencies upon which the hospital is dependent for reimbursement. CAMS is designed to provide an integrated and comprehensive solution to a hospital's accounts receivable liquidation requirements by combining (i) an intimate familiarity with the principal in-house shared data collection and patient accounting systems found in large urban hospitals with (ii) expertise in the management and liquidation of accounts receivable, thereby offering a hospital a unique opportunity to improve the effectiveness of its accounts receivable management program (enhance revenue and accelerate cash flow) while decreasing its administrative costs.

      Through its RCR and CAMS offerings, the Company has developed the capability to submit healthcare claims data and to receive remittance data electronically from a diverse array of third-party payors. In addition, the Company provides electronic billing and follow-up services for claims submitted by providers to Medi-Cal (the California Medicaid program). The Company also provides stand-alone EDI services to clients in Illinois, New York, and Pennsylvania. The Company's strategy includes the continued development of EDI services as an integral component of its Business Office Outsourcing offering.

      Using its EDI capability and medical record-based processing system acquired from Global, the Provider Transfer Payment Unit is also able to provide products and services on a concurrent basis as part of its Business Office Outsourcing offering. The Company created this offering in 1997 to provide a lower-cost alternative to its CAMS offering for hospitals, physician groups, faculty practices, public and private clinic systems, and other healthcare organizations. As part of its Business Office Outsourcing offering, the Company integrates its software, staff, and processes to enable providers, including those bearing financial risk, to manage their data and transfer payment processes. Components of the Company's Business Office Outsourcing offering include pre-treatment patient registration and admission; treatment authorization; claim preparation and billing; account follow-up; and reporting. For providers at financial risk, the Company's Business Office Outsourcing offering includes membership services, claims administration, provider services, risk administration, and management information.

      The Company's fees are tailored to the particular configuration of service furnished to the client, with the preponderance of the Company's remuneration based upon contingent fee arrangements, which range from single digit fees for full outsourcing to fees of 25% or more for more selective revenue enhancement engagements. The Company recognizes revenue at the time the work on a particular bill submission, claim, recovery, or cost report has been completed and accepted by the client for purposes of initiating the revenue recovery process.

Payor Transfer Payment Unit

      The Payor Transfer Payment Unit began delivery of TPLR services in 1985 and augmented its product line in 1996 with the acquisition of CDR, a provider of hospital-based claim audits to payors, principally Blue Cross and Blue Shield organizations.

      In 1985, the Company began to offer TPLR services principally to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims. As part of its TPLR offering, the Company provides hospital-based claims audits on behalf of payors, for the purpose of recovering credit balances and duplicate payments. The Company provides services to state Medicaid agencies as well as to Medicaid HMO's and to Blue Cross/Blue Shield organizations and commercial insurers (including managed care payors).

      The Payor Transfer Payment Unit applies its proprietary information management and coordination of benefits methodologies used in TPLR to examine paid claims datasets in order to identify duplicate payments, overpayments, compliance-related erroneous payments, and other inappropriate payments on behalf of payor organizations.

      TPLR contracts generally have one to three year terms and provide for contingent fees that typically range from 8% to 10% or more of the amounts recovered for the client. The Company recognizes revenue at the time the work on a particular recovery or disallowance has been submitted to the client or its third-party payors or intermediaries and accepted by the client for purposes of initiating the recovery process.

      Since 1985, TPLR services (exclusive of those offered by CDR) have generated in excess of $677 million, of which $382 million has been generated in the last three years.

DSS UNIT

      The Company entered the software business in 1995 as a consequence of its merger with HCm. HCm furnishes microcomputer-based distributed decision support systems and services to providers of care and bearers of financial risk in the healthcare industry and comprises the DSS Unit of the Company. In 1996 the DSS Unit acquired QSM and integrated QSM's clinical information systems with HCm's decision support offerings.

      The DSS Unit provides clients with prospective, concurrent, and retroactive decision support applications and services, including a concurrent managed care contract profiler and payment calculator system and data warehouse services for a substantial number of Columbia facilities. As a consequence, proper calculation of anticipated contractual allowances are now provided as an integrated component of the managed care reimbursement process for a substantial number of Columbia facilities. On a retroactive basis, the DSS Unit performs underpayment recovery services in conjunction with its decision support applications to assist healthcare providers in the recovery of underpayments due from managed care payors; the Company is paid on a contingent fee basis for these underpayment recovery services. In addition, the DSS Unit provides Columbia with prospective DSS applications for reimbursement management.

      The growth of managed care and the consolidation of healthcare institutions is significantly increasing the complexity of the industry and the associated demand for decision support systems. In the managed care environment, the Company believes decision support to be the linchpin for integrating, analyzing, and understanding key operational, financial, administrative, and clinical data obtained from institutions' transaction-based healthcare information systems. As such, decision support systems and services are increasingly being relied upon to guide the management practices of providers (in areas ranging from managed care contracting and clinical pathways development to physician profiling) to ensure the success and financial and operational viability of their organizations. The current clients for the DSS Unit include more than 500 hospitals and IDN's located primarily in the United States. These hospitals range in size from 50 to more than 1,000 beds, and include many of the most progressive and complex health systems in the Country, as well as some of the largest multi-site hospital chains, managed care organizations, and long-term care institutions.

      In development with several major healthcare organizations for the past three years, the Company's suite of DSS products and services, called Alliance for Decision Support(TM) ("Alliance"; formerly called HCm Alliance(TM) for Managed Care), was released to the market in June 1998. Alliance enables healthcare providers to perform clinical, cost, and contract management from the perspective of the provider, payor, and/or third-party administrator. Employing advanced systems integration, data validation, and distribution methods, Alliance supports evolving data warehousing and information systems initiatives. Alliance was built with an open system architecture, running on a variety of platforms that support client server processing and world wide web applications. In addition to purchasing the Company's software, customers have the option of partnering with the Company or outsourcing part or all of the operation of the Alliance system to the Company. The Company continues to integrate clinical quality measures within Alliance.

       In partnering relationships, the Company dedicates considerable resources to providing a wide variety of related consulting applications, including managed care strategic consulting, data acquisition, development and training, contract management and compliance, clinical performance measurement, and managed care reporting.

      Through Alliance for Financial Management(TM) ("FM"; formerly called HCm Alliance(TM) for Financial Modeling), the DSS Unit offers hospitals and long-term care organizations an enterprise-wide financial analysis and modeling application, with capabilities including productivity analysis, budgeting and forecasting, long-range planning and analysis, and provider resource management. FM incorporates multi-dimensional, on-line analytical processing technology, integrated with electronic mail applications and standard spreadsheet tools to support communications and analysis. The DSS Unit also provides FM-related application consulting services, focusing on analysis and development of cost accounting, contract management, budgeting, business lines, and treatment patterns.

MCIS Unit

      In 1997 the Company, which had owned a 43% equity interest in HISCo, acquired from WCAS and various of its affiliates, independent investors, and from certain of the Company's executive officers and directors, the remaining 57% of HISCo's equity. At the time of acquisition, HISCo merged with its operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc. Today, this entity comprises the MCIS Unit and furnishes automated business and information solutions, including software and services, to bearers of financial risk in the healthcare industry.

      The MCIS Unit provides large-scale transaction processing systems and services to large and medium-sized commercial payors and managed care plans, including some large Blue Cross/Blue Shield organizations, as well as to newly formed managed care organizations. Through the implementation of development partnerships with large payor organizations, the MCIS Unit has begun to provide its products and services on an outsourcing basis. In fiscal year 1998, the Company executed an agreement pursuant to which it will complete a full-scale rollout in fiscal year 1999 of its pilot Service Bureau engagement on a per member/per month basis.

      Both public and private entities are rapidly embracing managed care health plans as a means of providing and managing healthcare services. With this increased demand, the number of existing payors, the number of start-up entities, and the number of IDN's seeking to offer managed care products has greatly increased. To support their businesses, these payors require systems to: manage patient membership, provider contracts, and networks; process and adjudicate claims; manage risk; and perform medical management.

      The four principal offerings of the MCIS Unit are Health Enterprise Systems ("HES"); ProAlliance(TM) (formerly called Provider Information Management System); CapAlliance(TM) (formerly called The Capitation Facility); and Service Bureau. HES is a risk management solution for payors seeking a strategy to manage their own health plans and market their own products, providing data processing for plans offering a full spectrum of products, from traditional indemnity coverage through complete managed care programs. Comprised of modular systems, HES automates four major areas of healthcare administration: membership and billing; provider administration; capitation; and benefits and claims. ProAlliance(TM) is a data repository enabling proactive management based on integrated information such as credentialing, accreditation, and pricing arrangements. CapAlliance(TM), the Company's stand-alone capitation offering, manages the payment to providers of pre-negotiated per capita amounts. Through its Service Bureau offering, the Company provides its managed care functionality, including hardware and software, in an outsourcing mode.

      In fiscal year 1998, in conjunction with development partners and on its own, the Company migrated various of its MCIS offerings to an open system architecture, running on platforms that support client server and world wide web applications.

      The Company's MCIS offerings are sold on a stand-alone basis, or can be integrated into existing systems, the latter option enabling payors to preserve their investments in information technology. The Company believes that these offerings dramatically reduce the cost of processing claims through auto-adjudication.

                                    CUSTOMERS

      The Company's client base includes hospitals, IDN's, multi-hospital systems, large commercial payors, Blue Cross/Blue Shield organizations, and state Medicaid agencies. The Company also has a limited number of clients in the United Kingdom. Among the Company's domestic clients are the nation's three largest public health systems. The Company works with selected development partners in the research, development, and testing of its software products and services.

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

      Cost pressures continue to drive horizontal and vertical integration of providers and payors alike. Consolidation among healthcare organizations is creating larger healthcare delivery systems with greater regional market power. This phenomenon is creating a new market for the Company's products, with fewer but larger client prospects. Despite some recent analyses suggesting that the rapidity of this change may be undone over the next several years, as providers are downsized and IDN's begin to unbundle, the Company believes that it has the opportunity to leverage its products and services across larger enterprises, making the Company's products and services more cost effective for clients. As well, the shifting of financial risk from payors to providers creates the opportunity for the Company to provide its MCIS offerings to providers as well as payors.

      A certain portion of the accounts receivable against which the Company's traditional receivables management services were focused has been capitated and is no longer subject to recovery through the primary RCR offering. Capitation and other forms of managed care reimbursement, however, have created an opportunity for the Company to augment its RCR offering with underpayment recovery services, enabling providers to ensure proper reimbursement under capitated and other managed care contracts. In addition, providers' commercial insurance portfolios are becoming more problematic. Providers are increasingly seeking assistance from vendors to optimize recovery of commercial insurance claims, which are frequently rejected erroneously as managed care claims. In addition, the Company expects that there will be a growing trend toward outsourcing by healthcare provider organizations in the future.

                                   COMPETITION

      Although the Company's products and services involve various proprietary aspects, its business is highly competitive and competition has been consolidating rapidly. While the Company believes that no one company competes with all aspects of its business, several companies, some of which may be larger and have greater financial resources than the Company, compete with the Company in providing one or more of the Company's offerings. The Company also encounters competition from companies attempting to expand the scope of their products and services within or into the healthcare information management services industry.

PROVIDER TRANSFER PAYMENT UNIT

       The Company's Provider Transfer Payment Unit competes with systems integration companies (such as Electronic Data Systems Corporation ["EDS"]), hospital computer systems vendors (such as HBOC & Company ["HBOC"], which has announced its intent to be acquired by McKesson Corporation, and Shared Medical Systems Corporation ["SMS"]), EDI companies (such as National Data Corporation ["NDC"], MedE America Corporation ("MedE"), and QuadraMed Corporation ["QMDC"]), and national public accounting firms. The Company competes on the basis of its proprietary systems, existing relationships, long-standing reputation in the provider market segment, and pricing. The Company's EDI offerings compete with numerous entities, including MedE, NDC, and QMDC.

PAYOR TRANSFER PAYMENT UNIT

      The Company's Payor Transfer Payment Unit targets federal and state healthcare agencies and large commercial payors, and competes primarily with national public accounting firms (especially Deloitte & Touche LLP and its frequent business partner Public Consulting Group). The Company competes on the basis of its proprietary systems, historically high recovery rates, and pricing.

DSS UNIT

      The Company's DSS Unit competes with products provided by Transition Systems, Inc. (recently acquired by Eclipsys Corporation), HBOC, and QMDC. Companies that offer financial management products, including Hyperion Software and PeopleSoft, Inc., are also competitors. The Company competes on the basis of its proprietary software and management consulting services.

MCIS UNIT

      The Company's MCIS Unit competes against many companies, including Health Systems Design Corporation and ERISCO, Inc. ("ERISCO"), as well as with in-house systems development groups. The Company sells its products to large provider organizations, and views IDN's as a potential market for its existing products and services. In the provider market, competition comes from large hospital computer systems vendors, such as HBOC and SMS, which also offer managed care information systems as part of their solutions.

      In the traditional indemnity health insurance market, the Company's MCIS offerings compete with claims adjudication and provider management products from ERISCO, Synertech, a subsidiary of Highmark, Inc., Resource Information Management Systems, Inc., and Rothenberg Health Systems, Inc., which was acquired by QMDC. As the Company enters the IDN market, it will compete with HBOC's Amisys Division and SMS. CSC Healthcare, a subsidiary of Computer Sciences Corporation, has also been investing in and may emerge as a strong competitor in the IDN information systems market.

      The Company's MCIS offerings compete on the basis of its proprietary software, healthcare software development expertise, and large-scale project management capabilities.

SIGNIFICANT CONTRACTS

      The Company's largest client is Columbia, a customer of the DSS Unit. This client accounted for 10%, 12%, and 8% of the Company's total revenue in fiscal years 1998, 1997, and 1996, respectively. The Company provides its services to Columbia primarily principally pursuant to a series of 12-month work order agreements. There is no assurance that any of these agreements will be renewed. The Company's second largest client is a group of healthcare facilities under the governance of Los Angeles County, for which the Company provides a full range of provider business office outsourcing products and services, including managed care services. During fiscal years 1998, 1997, and 1996, this group accounted for 9%, 12%, and 12%, respectively, of the Company's total revenue.

      The Company's ten largest clients accounted for approximately 50% of the Company's revenue in fiscal year 1998. Including the Company's contract with the County of Los Angeles, six of the Company's ten largest contracts expire in fiscal year 1999. The Company provides its services pursuant to agreements subject to competitive re-procurement. There is no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

                            NEW PRODUCTS AND SERVICES

      The Company's strategy is to continue to strengthen its position as a leading provider of decision support software and services, managed care information systems and services, and transfer payment products and services for both providers and payors. In addition, the Company will continue to leverage its existing software and services to enhance its outsourcing offerings. Key components of the Company's strategy include: (i) increasing levels of investment in product research and development, (ii) enhancing its outsourcing capabilities, (iii) investing in its data warehousing infrastructure, (iv) leveraging existing relationships with large clients through provision of additional Company products and services, and (v) expanding the Company's strategic development partnerships with provider and payor organizations for all aspects of its business.

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

                                    EMPLOYEES

      As of October 31, 1998, the Company had 860 employees: 420 in the Software Division and 440 in the Transfer Payment Division. No employees are covered by a collective bargaining agreement or are represented by a labor union.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Specific financial information with respect to the Company's industry segments is provided in Note 13, Business Segment Information, of Notes to Consolidated Financial Statements, on page F-31 on this Form 10-K.

ITEM 2. PROPERTIES

      The Company's New York City offices consist of approximately 146,000 square feet. In addition, the Company leases approximately 142,000 square feet of office space in approximately 22 locations throughout the United States. Information regarding the Company's leases is included in Note 14, Commitments, of Notes to Consolidated Financial Statements, on page F-32 of this Form 10-K.

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

ITEM 3. LEGAL PROCEEDINGS

      In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court of the Southern District of New York, which reiterates plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the second Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The Company intends to continue its vigorous defense of this lawsuit.

      On June 1, 1998, MedE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was recently developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, seeks (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. Discovery has commenced, and the Company intends to vigorously contest plaintiff's claims. Pursuant to the Rules of the Court, this matter has been referred to a court-appointed mediator, who in the context of non-binding mediation and independent of the court proceeding, will attempt to assist in settling the matter or narrowing the issues between the parties. Absent a settlement of this matter through mediation, the Company intends to continue its vigorous defense of this lawsuit.

      On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company, which ultimately led to defaults on the Notes and to HHL filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998, filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was fully briefed in mid-December 1998, at which time the motions were submitted to the Court. The Company intends to continue its vigorous defense of this lawsuit.

      The Company is a party to several other legal proceedings. In the opinion of the Company's management, none of these other proceedings is expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's common stock is included in the Nasdaq-AMEX National Market System (symbol: HMSY). As of the close of business on January 19, 1999, there were approximately 10,000 holders of the Company's common stock, including the individual participants in security position listings. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company's current intention is to retain earnings to support the future growth of its business. The Company's credit agreement with its bank contains limitations on the Company's ability to pay cash dividends.

      The table below summarizes the high and low closing prices per share for the Company's common stock for the fiscal year periods indicated, as reported on the Nasdaq-AMEX National Market System.

                           First         Second       Third        Fourth
                          Quarter        Quarter      Quarter      Quarter
                          -------        -------      -------      -------
      1998:
      Market Price:
        High               $ 7.63         13.38        13.12         9.25
        Low                  5.25          7.25         7.75         3.94

      1997:
      Market Price:
         High              $27.75         12.37         7.50        10.00
         Low                13.00          4.75         4.50         5.63

      1996:
      Market Price:
        High               $26.83         31.75        37.00        31.75
        Low                 21.33         24.50        25.50        22.25

ITEM 6. SELECTED FINANCIAL DATA

      The information required by Item 6 is found on page F-13 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by Item 7 is found on pages F-1 to F-12 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is found on pages F-16 to F-37 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1998, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1998, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1998, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1998, and is hereby incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      A. Financial Statements - See Index to Consolidated Financial Statements on page F-14.

      B.    Schedule
            Schedule II - Valuation and Qualifying Accounts

      C.    Reports on Form 8-K
            None

      D.    Exhibits - See Exhibit Index

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTH MANAGEMENT SYSTEMS, INC.
                                    ------------------------------
                                              (REGISTRANT)


                                    BY:   /S/   PAUL J. KERZ
                                          ------------------------------
                                          Paul J. Kerz
                                          President and Chief Executive Officer


                                    DATE: January 11, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                  Title                           Date
----------                  -----                           ----
/S/ PAUL J. KERZ            Chairman, President,            January 11, 1999
-------------------------   Chief Executive Officer,
Paul J. Kerz                Chief Financial Officer,
                            and Director



/S/ ROBERT V. NAGELHOUT     Executive Vice President,       January 11, 1999
-------------------------   Chief Operating Officer, and
Robert V. Nagelhout         Director



/S/ DONALD J. STAFFA        Senior Vice President and       January 11, 1999
------------------------    Director
Donald J. Staffa


/S/ RANDOLPH G. BROWN       Director                        January 11, 1999
------------------------
Randolph G. Brown


/S/ WILLIAM W. NEAL         Director                        January 11, 1999
-------------------------
William W. Neal


/S/ GALEN D. POWERS         Director                        January 11, 1999
-------------------------
Galen D. Powers


/S/ ELLEN A. RUDNICK        Director                        January 11, 1999
-------------------------
Ellen A Rudnick


/S/ RICHARD H. STOWE        Director                        January 11, 1999
-------------------------
Richard H. Stowe

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

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

2.4 Agreement and Plan of Merger, dated as of March 18, 1997, by and among Health Management Systems, Inc., HISCo Acquisition Corp., Health
          Information Systems Corporation and HSA Managed Care Systems, Inc.
          (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997 [the April
          1997 Form 10-Q])

2.5       Asset Purchase Agreement, dated as of March 10, 1997, by and among
          GHS, Inc., Global Health Systems, Inc. GHS Management Services, Inc.,
          Health Management Systems, Inc. and Global Health Acquisition Inc.
          (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended July 31, 1997 [the July 1997
          Form 10-Q].)

2.5(i) Assignment and Assumption Agreement, dated as of July 15, 1997, between Global Health Acquisition Corp. and HSA Managed Care Systems,
          Inc. (Incorporated by reference to Exhibit 2.2 to the July 1997 Form
          10-Q.)

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
3.2       By-Laws of Health Management Systems, Inc. (Incorporated by
          reference to Exhibit 3.2 to Amendment No. 1)


10.1 Financial Management Services Agreement, dated August 1, 1989, between Health Management Systems, Inc. and the County of Los
          Angeles (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.2(i) Master Software License Agreement, dated June 29, 1992, by and between Health Care microsystems, Inc. and Healthtrust, Inc. - The
          Hospital Company.

10.2(ii) Amendment, dated as of September 1, 1995, to Master Software License, dated June 29, 1992, by and between Health Care microsystems, Inc. and Columbia/HCA. (Incorporated by reference to Exhibit 10.2(ii) to the 1997 Form 10-K)

10.3(i)   Health Management Systems, Inc. Stock Option and Restricted Stock
          Purchase Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registration Statement, to Exhibit 10.3 to Amendment No. 2
          [Amendment No. 2] to the Registration Statement, Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended January
          31, 1994 [the January 1994 Form 10-Q] and Exhibit to the January 1996
          Form 10-Q.)

10.3(ii)  Amendment No. 6, dated as of December 2, 1997, to the Health
          Management Systems, Inc., Stock Option and Restricted Stock
          Purchase Plan. (Incorporated by reference to Exhibit 10.3(iii) to the 1997 Form 10K)

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

10.4(ii)  First Amendment to Credit Agreement and Guaranty and Waiver
          (Incorporated by reference to Exhibit 10.1(i) to the July 1996 Form
          10-Q)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
10.4(iii) Guaranty Agreement, dated as of April 16, 1997, between Health
          Management Systems, Inc. and The Chase Manhattan Bank (Incorporated by
          reference to Exhibit 10.1 to the April 1997 Form 10-Q)

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

10.7      Services Agreement, dated as of October 31, 1995, between Health
          Information Systems Corporation and Health Management Systems, Inc.
          (Incorporated by reference to Exhibit 10.19(iv) to the 1995 Form 10-K)

10.8 Agreement and Release of Claims dated as of October 29, 1996, by and among HHL Financial Services, Inc., Health Management Systems, Inc., and the First National Bank of Chicago (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K)

10.9 Security Agreement, dated as of April 16, 1997, by and between Robert V. Nagelhout and Health Management Systems, Inc.
          (Incorporated by reference to Exhibit 10.3 to the April 1997 Form
          10-Q)

10.10 Promissory note, dated as of April 16, 1997, by and between Robert V. Nagelhout and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 10.4 to the April 1997 Form 10-Q)

10.11 Consulting Service Agreement, dated as of May 1, 1997, by and between Improved Funding Techniques, Inc. and Health Management
          Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the July 1997 Form 10-Q)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
10.12     Employment Agreement, as of May 1, 1997, by and between Joseph H.
          Czajkowski and CDR Associates, Inc., a wholly-owned subsidiary of
          Health Management Systems, Inc. (Incorporated by reference to Exhibit
          10.3 to the July 1997 Form 10-Q)

10.13     Employment Agreement, as of May 1, 1997, by and between Jeffrey R.
          Donnelly and CDR Associates, Inc., a wholly-owned subsidiary of Health
          Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 1997 Form 10-Q)

10.14     Sublease Agreement, dated December 23, 1997, between Health Management
          Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to
          Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 [the January 1998 Form 10-Q])

10.15     Consent to Sublease, dated December 23, 1997, by 387 P.A.S.
          Enterprises to the subletting by Health Management Systems, Inc.
          to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

*10.16 Promissory note, dated as of October 15, 1998, in the principal amount of $500,000 between Paul J. Kerz and HSA Managed Care
          Systems, Inc.

*10.17 Promissory note, dated as of October 15, 1998, in the principal amount of $250,000 between Paul J. Kerz and HSA Managed Care
          Systems, Inc.

*10.18    Security Agreement, dated as of October 15, 1998, between Paul J.
          Kerz and HSA Managed Care Systems, Inc.

*11.0     Computation of Earnings per Share

*21.1     List of subsidiaries of Health Management Systems, Inc.

*23.1     Consent of KPMG LLP, independent certified public accountants

24.2      Consent of Ernst & Young LLP, independent certified public accountant.
          (Incorporated by reference to Exhibit 24.2 to the 1996 Form 10-K)

24.3 Report of independent certified public accountants on the financial statements of Health Information Systems Corporation as of and for the period ended October 31, 1996 (Incorporated by reference to Exhibit
          24.3 to the 1996 Form 10-K)

*27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only


* Filed herewith

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

      This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page F-7.

OVERVIEW

      A healthcare information systems and services enterprise, the Company is organized into two divisions: Transfer Payment Division and Software Division. The Transfer Payment Division comprises two business units: Provider Transfer Payment Unit and Payor Transfer Payment Unit. The Company's Software Division also comprises two business units: DSS Unit and MCIS Unit.

      Within the Transfer Payment Division, the Provider Transfer Payment Unit has delivered RCR services since 1974 and began to deliver CAMS in 1986 and EDI services with the acquisition in 1990 of QMA. QMA provides electronic billing and automated denial reprocessing services. In 1997 the Company acquired a computerized medical record-based processing system for managed care public health and ambulatory care facilities as part of its purchase of substantially all the Global assets. In 1997 the Company formed a Business Office Outsourcing unit and in 1998 consolidated this Business Office Outsourcing unit with the remainder of its Provider Transfer Payment Unit. The Payor Transfer Payment Unit began delivery of TPLR services in 1985 and augmented its product line in 1996 with the acquisition of CDR. CDR is a provider of hospital-based claim audits to payors, principally Blue Cross and Blue Shield organizations.

      The Company's Software Division was referred to in the aggregate as MCIS in 1997; in 1998, the MCIS Unit refers to one of the Software Division's two business units, while the DSS Unit refers to the other. The Company entered the software business in 1995 as a consequence of its merger with HCm. HCm furnishes microcomputer-based distributed decision support systems and services to providers of care in the healthcare industry and today comprises the DSS Unit of the Company. In 1996 the DSS Unit acquired QSM and integrated QSM's clinical information systems with HCm's decision support offerings. In 1997 the Company, which had owned a 43% equity interest in HISCo, acquired from WCAS and various of its affiliates, independent investors, and from certain of the Company's executive officers and directors, the remaining 57% of HISCo's equity. At the time of acquisition, HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc.("HSA"). Today, this entity comprises the MCIS Unit and furnishes automated business and information solutions, including software and services, to bearers of financial risk in the healthcare industry.

      The HCm, CDR, and QSM mergers were accounted for using the pooling of interest method, while the QMA, HISCo, and Global acquisitions were accounted for using the purchase method.

RESULTS OF OPERATIONS

      The table below summarizes the Company's results of operations and the percentage of total revenue of selected line items for the last three fiscal years.

Years Ended October 31,                             1998                         1997(a)                          1996
($ In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                               Amount    %                      Amount    %                   Amount    %
                                        -------------------------       -------------------------       -------------------------
Revenue:
        Transfer Payment Division
         Provider                       $  34,987              33%      $  39,007              44%      $  55,410              55%
         Payor                             22,251              21%         16,849              19%         26,406              26%
                                        ---------       ---------       ---------       ---------       ---------       ---------
                                           57,238              54%         55,856              62%         81,816              81%
        Software Division
         Provider (DSS)                    25,499              24%         24,873              28%         19,510              19%
         Payor (MCIS)                      22,515              21%          8,788               9%              0               0%
                                        ---------       ---------       ---------       ---------       ---------       ---------
                                           48,014              46%         33,661              38%         19,510              19%

---------------------------------------------------------------------------------------------------------------------------------
                                          105,252             100%         89,517             100%        101,326             100%
Cost of services:
        Compensation                       59,288              56%         52,361              58%         49,370              49%
        Data processing                     8,771               9%          7,593               9%         10,282              10%
        Occupancy                           9,663               9%         10,383              12%          8,001               8%
        Other                              17,906              17%         18,018              20%         20,220              20%
---------------------------------------------------------------------------------------------------------------------------------
                                           95,628              91%         88,355              99%         87,873              87%
         Operating margin before
           amortization of intangibles      9,624               9%          1,162               1%         13,453              13%
         Amortization of intangibles        1,964               2%          1,331               1%            204               0%
---------------------------------------------------------------------------------------------------------------------------------
           Operating  income (loss)         7,660               7%           (169)             (0)%        13,249              13%
Net interest and net other income           1,700               2%          2,755               3%            987               1%
Gain (loss) on investment                     597               1%             (9)             (0)%          (927)             (1)%
Merger related costs                            0               0%           (537)             (1)%          (494)             (0)%
Equity in (loss) earnings of affiliate          0               0%           (310)             (0)%            50               0%
---------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes          9,957               9%          1,730               2%         12,865              13%
Income tax (expense) benefit               (3,869)             (4)%           351               0%         (5,574)             (6)%
---------------------------------------------------------------------------------------------------------------------------------
        Net income                      $   6,088               6%      $   2,081               2%      $   7,291               7%
---------------------------------------------------------------------------------------------------------------------------------


 (a) The fiscal year 1997 operating results have been reclassified to include Global in the Transfer Payment Division.

YEARS ENDED OCTOBER 31, 1998 AND 1997

      Consolidated revenue for the fiscal year ended October 31, 1998 was $105,252,000, an increase of $15,735,000 or 18% from prior year revenue of $89,517,000. Revenue from the Transfer Payment Division was $57,238,000, an increase of $1,382,000 or 2% from the prior year. Revenue from the Software Division was $48,014,000, an increase of $14,353,000 or 43% over the prior year; this increase is primarily attributable to the inclusion of the MCIS Unit results for the entirety of the fiscal year in 1998 but for only two-thirds of the year (March 18 through October 31) in 1997.

      Cost of services for the fiscal year ended October 31, 1998 was $95,628,000, an increase of $7,273,000 or 8% from the prior year, which included only partial year costs for the MCIS Unit in fiscal year 1997 and partial year costs for the Global acquisition consummated by the Company in July 1997 and reported as part of the Provider Transfer Payment Unit in fiscal year 1998. In summary, increased costs in the Software Division of $11,045,000 (of which $8,962,000 are attributable to the MCIS Unit) were offset by diminished costs of approximately $3,772,000 in the Transfer Payment Division.

      Compensation expense for the fiscal year ended October 31, 1998 was $59,288,000 or 62% of total cost of services, an increase of $6,927,000 or 13% over the prior year, when compensation cost was 59% of total cost of services. Increased compensation expense was attributable in large part to the addition of full year compensation costs for the MCIS Unit and the full year effect of the Global acquisition, offset by lower compensation expense in the Transfer Payment Division due to reduction in average headcount and decreased deferred compensation benefits. Headcount, the principal driver of compensation expense, for the entire Company increased by 48 or 6% from 812 at the end of October 1997 to 860 at the end of October 1998. Headcount for the DSS Unit decreased from 248 at the end of 1997 to 229 at the end of 1998, while headcount for the MCIS Unit increased from 142 to 191; thus, headcount for the Software Division increased by 30, from 390 to 420. Headcount for the Transfer Payment Division increased by 18, from 422 to 440.

      Data processing expense for the fiscal year ended October 31, 1998 was $8,771,000, an increase of $1,178,000 or 16% from the prior year. The increase is due primarily to full year costs of operations in fiscal year 1998 associated with acquisitions completed during the course of fiscal year 1997.

      Occupancy expense for the fiscal year ended October 31, 1998 was $9,663,000, a decrease of $720,000 or 7% from the prior year. The decrease is attributable to the subletting of two floors at the Company's New York City offices, offset by increases associated with acquisitions completed during the course of fiscal year 1997.

      Other operating expense for the fiscal year ended October 31, 1998 was $17,906,000, a decrease of $112,000 or 1% from the prior year. This decrease was attributable to cost reductions in the Transfer Payment Division, offset in part by full year costs in fiscal year 1998 for acquisitions completed during the course of fiscal year 1997.

      Operating margin before amortization of intangible assets for the fiscal year ended October 31, 1998 was $9,624,000, an increase of $8,462,000 or 728% from the $1,162,000 realized in fiscal year 1997. The Company's operating margin rate before amortization of intangible assets was 9.1%, compared to 1.3% in the prior year.

      Amortization of intangible assets for the fiscal year ended October 31, 1998 was $1,964,000, an increase of $633,000 from the prior year. This increase was attributable to a full year of amortization of intangibles for both the Global and HSA acquisitions.

      Net interest and other income for the fiscal year ended October 31, 1998 was $2,297,000, an increase of $398,000 over the prior year. Fiscal year 1998 other income included $597,000 in capital gains compared to a loss of $9,000 in the prior year. The prior year also included $877,000 in interest expense reversal resulting from a favorable Internal Revenue Service audit resolution, merger expense of $537,000 and equity losses in

HISCo of $310,000, none of which events occurred in fiscal year 1998. Finally, fiscal year 1998 interest income declined by $178,000 from the prior year due to lower interest rates and lower cash balances.

      The Company's income tax expense for the fiscal year ended October 31, 1998 was $3,869,000, resulting in an effective tax rate of approximately 38.9%. This compared to an income tax benefit of $351,000 for fiscal year 1997. The fiscal year 1998 tax rate of 38.9% is lower than the Company's normal rate of slightly under 42% and is attributable to available capital losses carried forward which sheltered the entirety of a $593,000 long term capital gain, both for tax and financial statement purposes. The effective tax rate for fiscal year 1998 exclusive of the benefit of the tax-sheltered capital gain was 41.3%, compared to an equivalent effective tax rate of 42.9% in fiscal year 1997. The tax benefit in fiscal year 1997 was primarily due to a reversal of $1,093,000 in accrued taxes arising from the favorable resolution of an Internal Revenue Service audit.

      Net income for the fiscal year ended October 31, 1998 was $6,088,000, an increase of $4,007,000 or 193% from the prior year. Diluted earnings per share were $0.34 in fiscal year 1998, compared to $0.12 in fiscal year 1997. Included in the fiscal year 1998 earnings per share are $0.03 resulting from $593,000 in fully sheltered long-term capital gains; included in fiscal year 1997 earnings per share were $0.06 attributable to non-recurring events, which were a $310,000 loss in earnings due to the Company's [then] equity interest in HISCo, $537,000 in merger related costs, offset by a one-time benefit from the reversal of a $877,000 reserve for interest expense and $1,093,000 in accrued taxes resulting from a favorable resolution of an Internal Revenue Service audit concluded fiscal year 1997. Earnings per share without the one-time and unusual events increased from $0.06 in Fiscal Year 1997 to $0.31 in fiscal year 1998, an increase of $0.25 per share.


YEARS ENDED OCTOBER 31, 1997 AND 1996

      Consolidated revenue for the fiscal year ended October 31, 1997 was $89,517,000, a decrease of $11,809,000 or 12% from the prior year. Consolidated revenue during fiscal year 1996 gave effect to a charge during the third quarter occasioned by the default of HHL Financial Services, Inc. ("HHL") on its obligations under a data processing agreement with the Company. Before the HHL revenue reversal of $2,180,000 in the third quarter of fiscal year 1996, consolidated revenue decreased $13,989,000 or 14%. Revenue from the Transfer Payment Division was $55,855,000, a decrease of $25,960,000 or 32% from the prior year. Before the HHL revenue reversal, Transfer Payment Division revenue decreased $23,780,000 or 29% from the prior year due to the non-recurrence in 1997 of one-time projects in 1996, a contract hiatus with a major client, lower billing volumes and fee rates, and contract expirations. Revenue by division during fiscal year 1997 has been reclassified to transfer Global revenue from the Software Division to the Transfer Payment Division.

      Revenue from the Software Division during the fiscal year ended October 31, 1997 was $33,661,000, an increase of $14,151,000 or 73% from the prior year period. Revenue from DSS services was $24,873,000, an increase of $5,363,000 or 28% over the prior year due to the continued growth of software consulting fees and maintenance contract revenue. Revenue from MCIS for fiscal year 1997 was $8,788,000. There was no comparable prior year revenue for MCIS because HSA was acquired during fiscal year 1997 in a transaction accounted for under the purchase method.

      Cost of services for the fiscal year ended October 31, 1997 was $88,355,000, an increase of $482,000 or less than 1% from the prior year. Prior to the effect of the one-time HHL charge of $6,704,000 in the third quarter of 1996, comprised of $1,362,000 of compensation costs, $2,199,000 of data processing costs, and $3,143,000 of other operating costs (including $2,881,000 of bad debt expense related to HHL receivables and $262,000 of net other operating expenses), cost of services increased $7,186,000 or 9% over the prior year. This increase was due primarily to the added cost of services resulting from the HSA and Global acquisitions, which added costs of services by $9,249,000, and increased operating costs of DSS services of $3,228,000, which increases were offset by certain cost reductions in the Transfer Payment Division.

      Compensation expense for the fiscal year ended October 31, 1997 was $52,361,000 or 59% of total cost of services, an increase of $2,991,000 or 6% from the prior year. Compensation expense in 1997 compared to 1996 prior to the HHL one-time charge of $1,362,000 in the third quarter of 1996 increased $4,353,000 or 9%. The increased compensation expense was primarily attributable to operating costs resulting from the HSA and Global acquisitions, which increased compensation expense by $6,395,000, and increased compensation cost from DSS services of $2,642,000. Included in compensation expense in 1997 was severance cost of $568,000 in connection with two reductions in force in the Transfer Payment Division. These cost increases were partially offset by lower compensation expenses, including bonus and profit sharing expenses, in the Transfer Payment Division.

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

      Occupancy expense for the fiscal year ended October 31, 1997 was $10,383,000, an increase of $2,382,000 or 30% over the prior year. This increase was primarily due to the expansion of the Company's facilities, including additional floors at the Company's New York City offices, and $813,000 in additional operating expense from the HSA and Global acquisitions.

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

      Amortization of intangible assets for the fiscal year ended October 31, 1997 was $1,331,000, an increase of $1,127,000 from the prior year. The increase resulted primarily from the amortization of software and goodwill acquired in the HSA and Global acquisitions.

      Net interest and net other income for the fiscal year ended October 31, 1997 was $2,746,000, an increase of $1,759,000. The increase was partially due to a reversal of $877,000 in accrued interest expense resulting from a favorable resolution of an Internal Revenue Service audit during fiscal year 1997. In addition, the Company wrote off its investment in HHL of $927,000 in 1996 as part of the one-time charge. Merger related costs of $537,000 were incurred in the fiscal year ended October 31, 1997 related to the Company's merger with QSM in November 1996. Merger related costs of $494,000 were incurred in the fiscal year end October 31, 1996 related to the Company's merger with CDR in April 1996. The Company recognized a loss of $310,000 through March 18, 1997 (the date on which the Company acquired the remaining 57% of HISCo's equity which it did not already own) from its equity investment in HISCo, compared to earnings of $50,000 in the prior year.

      The Company's income tax benefit for the fiscal year ended October 31, 1997 was $351,000. The tax benefit was primarily due to a reversal of $1,093,000 in accrued taxes arising from the favorable Internal Revenue Service audit resolution in 1997. Exclusive of the Internal Revenue Service audit resolution, the effective tax rate was 42.9%. This compares to income tax expense of $5,574,000 and an effective tax rate of 43.3% for fiscal year 1996.

      Net income for the fiscal year ended October 31, 1997 was $2,081,000, a decrease of $5,210,000 or 71% from the prior year. Earnings per share were $0.12 in 1997 compared to $0.39 in 1996. Earnings per share excluding all one-time events were $0.06 in 1997 compared to $0.72 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 1998, the Company had $56,709,000 in net working capital, an increase of $2,910,000 or 5% from the level at October 31, 1997. The Company's principal sources of liquidity at October 31, 1998 consisted of cash, cash equivalents, and short-term investments aggregating $28,402,000, net accounts receivable of $54,993,000, and an available balance of $30,000,000 under its bank line of credit. On June 11, 1998, an officer and director of the Company repaid a loan guaranteed by the Company to the bank and the available balance under the Company's line of credit with the bank increased by $1,600,000 from $28,400,000 to $30,000,000. See Note 16(c) of the Notes to Consolidated Financial Statements. Accounts receivable at October 31, 1998 reflected an increase of $15,474,000 or 39% from the October 31, 1997 balance. The increase in accounts receivable results primarily from revenue increases in the Payor Transfer Payment Unit and its elongated receivables liquidation cycle.

      The Company's bank line of credit expires on July 15, 1999. Although the Company intends to secure a new line of credit at that time, there can be no assurance that the Company will be able to do so on terms which are acceptable to it.

      On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. In the fourth quarter of fiscal year 1998, the Company repurchased 185,000 shares of common stock at an average price of $6.97 per share, for an aggregate purchase price of $1,290,000. In fiscal year 1998, the Company repurchased a total of 734,500 shares of common stock at an average price of $8.01 per share, for an aggregate purchase price of $5,887,000. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares of common stock at an average price of $7.39 per share, for an aggregate purchase price of $7,750,000.

INFLATION

      The Company's business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. Although the moderate inflation rates of the past several years have not imposed significant problems for the Company, the Company implemented selective wage increases in fiscal year 1998 to assure retention of qualified personnel in key areas of its operations.


RISK FACTORS

      This Annual Report on Form 10-K and other statements issued or made from time to time by the Company or its representatives contain statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements set forth below. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

      In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

      "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, prospective investors are urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this safe harbor compliance statement for forward-looking statements to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

      The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES; TERMINABILITY OF CUSTOMER CONTRACTS.

      The Company's revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the number and timing of systems sales; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the healthcare industry; the length of the sales cycles and delays in the implementation process; and general economic conditions. The Company experiences sales cycles of three to eighteen months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on the Company's operating results. Further, the commencement of one or more major implementations could generate a large increase in revenue and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenues and net income in other periods, and which may not provide a valid basis for future projections. The Company's ability to complete implementation of its systems and recognize revenue is dependent on certain factors outside the control of the Company, including its customers' ability to allocate internal resources to the implementation process and, with respect to certain customers, the need to obtain necessary approvals upon completion of work but prior to customer acceptance. In addition, many of the Company's agreements with its customers may be terminated under certain circumstances upon 30 to 90 days notice. The termination of customer agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT AND SYSTEM ENHANCEMENT

      The Company's future performance will depend in large part upon the Company's ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. The Company has historically devoted significant resources to product enhancements and research and development and believes that significant continuing development efforts will be required to adapt to changing marketplace requirements, to sustain its operations and integrate the products and technologies of acquired businesses. There can be no assurance that the Company will successfully or in a timely manner develop, acquire, integrate, introduce and market new product enhancements or products, or that product enhancements or new products developed by the Company will meet the requirements of hospitals or other healthcare providers and payors and achieve or sustain market acceptance.

LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

      The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential aspects of its data processing and computer software technology. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. There can be no assurance that the measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products and services that are substantially equivalent or superior to those of the Company.

      Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, a lawsuit alleging copyright infringement has been filed against the Company, and there can be no assurance that other third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in its defense of any such claims. See "Item 3, Legal Proceedings" for additional information regarding the copyright infringement claim pending against the Company.

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

      Products and services such as those offered by the Company at times contain errors or failures, especially when initially introduced or when new versions are released or processes implemented. Although the Company conducts extensive testing, software errors have been discovered in certain enhancements and products and services after their introduction. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in these products and services under development or in other enhancements or products after commencement of commercial shipments or implementations, resulting in loss of revenue and customers, delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

ACQUISITIONS AND EXPANSION

      The Company's strategy includes the expansion of its business through selective acquisitions. In pursuing such acquisitions, the Company competes with other prospective acquirors, some of which may have greater financial resources than the Company. There can be no assurance that suitable acquisition opportunities will be identified or that acquisitions can be consummated or integrated successfully into the Company's operations. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other tangible assets, any of which could materially adversely affect the Company's operating results and financial position.

      Growth through acquisition entails certain risks in that acquired operations could be subject to unanticipated business uncertainties or legal liabilities. The Company seeks to minimize these risks through investigation and evaluation of the operations proposed to be acquired and through transaction structure and indemnification. The various risks associated with the acquisitions and operational integration of future acquisitions and the subsequent performance of such acquired operations may adversely affect the Company's results of operations. The ability of the Company to acquire additional operations may depend upon its ability to obtain appropriate financing and personnel.

COMPETITION

      The business of providing information management and data processing products and services to hospitals and other healthcare providers and to government health service agencies and other healthcare payors is highly competitive. The Company's competitors vary in the size, scope and breadth of the products and services they offer. There can be no assurance that competitors will not develop or offer products with superior functionality, or that other features of competitive products will not be preferred by the Company's customers. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. In the future, additional competitors could enter the market, including providers of information systems to other segments of the healthcare industry, and compete with the Company. A substantial amount of the Company's sales are derived from competitive procurement processes managed directly by sophisticated clients or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

HEALTHCARE PAYMENT COMPLEXITY

      The complexity of the healthcare transfer payment process, and the experience of the Company in offering services that improve the ability of its customers to recover incremental revenue through that process, have been contributing factors to the success of the Company's service offerings. Complexities of the healthcare transfer payment process include multiple payors, the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified, the need for services such as those offered by the Company could be reduced, and there could be a resulting adverse effect on the Company's business, results of operations or financial condition.

HEALTHCARE REGULATION AND REFORM

      The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The Company's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its results of operations, financial condition or business.

DEPENDENCE UPON KEY PERSONNEL

      As the Company's success depends upon the continued contributions of its senior management, the loss of services of certain of the Company's executive officers could have an adverse effect on the Company's business. Accordingly, although the Company does not have long term service agreements with most of its executive officers, the Company does have confidentiality, non-compete and non-solicitation agreements with most of its management and certain other key employees. In general, such agreements (i) require the employee to protect the confidential and proprietary information of the Company and (ii) preclude the employee from soliciting other employees of the Company or competing with the Company for periods of up to three years following termination of employment. In addition, the Company believes that its continued success also will depend in large part on its ability to attract and retain highly-skilled management, technology, marketing, and sales personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls. Additions of new personnel, and departures of existing skilled employees, can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICES

      The market price of the Company's common stock has been subject in the past and could be subject in the future to significant fluctuations in response to variations in the Company's quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or by the Company's competitors, adoption of new or amended government regulations, challenges to or changes in patent or other proprietary rights, and developments in the Company's relationships with its customers. In addition, the stock market has in recent years experienced and continues to experience significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as fluctuating economic conditions generally, may adversely affect the market price of the Company's common stock.

CERTAIN ANTI-TAKEOVER PROVISIONS

      The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by the Company's Board of Directors. Accordingly, the Company's Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of holders of the Company's common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of preferred stock, there can be no assurance that the Company will not do so in the future. In addition, the Company's by-laws provide for a classified Board of Directors, which provision could also have the effect of discouraging a change of control of the Company.

LITIGATION

      The Company is a party to various proceedings as described under Item 3, "Legal Proceedings," of this Report, which description is incorporated herein by reference. Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against the Company, there can be no assurance that an outcome favorable to the Company will be reached in any of these litigations or that additional lawsuits will not be filed against the Company. Further, there can be no assurance that these lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits will not have a material adverse effect upon the Company, including without limitation, the Company's results of operations, financial position and cash flow.

      The Company is a party to several other legal proceedings. In the opinion of the Company's management, none of these other proceedings is expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

YEAR 2000

      In common with many other companies, the "Year 2000 ("Y2K") computer issue" creates risks for the Company. To address these Y2K issues, the Company formulated a plan and began work at the end of 1997. The plan has assessment and remediation proceeding in tandem with completion and testing of critical systems by mid-1999. The Company has put in place a working committee and continues to track to plan and original costs estimates. Activities included in this plan are intended to encompass all major categories of systems in use by the Company, including product development, operations, sales, finance, and human resources. Interactions with major suppliers of products and services have been identified and the Company is working to ensure uninterrupted delivery of those products and services. Contingency plans for all potential single points of disruption have been or are being developed. It is expected that assessment and remediation will be completed by mid-1999, and contingency planning activities will be completed by the autumn of 1999.

      The Company is working closely with, and has developed and delivered correspondence to, all of its clients potentially affected by the Y2K problem as to the status of the Company's plans. The Company continues to work with its clients to ensure a smooth transition to the next millennium. The Company also responded to the passage of the Y2K Information and Disclosure Act ("Y2K Act") enacted on October 19, 1998. The purpose of the Y2K Act is to encourage and promote disclosure regarding Y2K issues and to provide limitations for claims on tort liability.

      The Company has designed and tested the most current versions of its products for Y2K Compliance. A significant number of the Company's customers are running product versions that are not Y2K compliant. While the Company has been encouraging such customers to migrate to current versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Y2K problems, which could cause fluctuations in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that may result in the material costs to the Company. Moreover, the assessment of whether a complete system will operate correctly depends on the hardware capability of the system and software design and integration, and for most end-users this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Y2K capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Y2K issues, and it is anticipated that these expenditures will continue through 1999 and thereafter.

      The costs incurred to date related to these programs are estimated at less than $1,000,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2,000,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to afford a timely solution to Y2K capability issues. The total cost estimate is based on the current assessment of relevant projects and is subject to change as the projects progress.

      The expenses incurred by the Company to identify and address the Y2K matters discussed above, or the expenses or liabilities to which the Company may become subject as a result of such matters, could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, there can be no assurance that the failure to ensure Y2K capability by a supplier or another third party would not have a material adverse effect on the Company.

SELECTED CONSOLIDATED FINANCIAL DATA

Years Ended October 31,                                   1998       1997 (a)         1996 (b)         1995 (b)        1994 (b)
  ($ In Thousands, Except Per Common Share Data)
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                                $ 105,252         89,517          101,326          90,495          73,940
Cost of services                                          95,628         88,355           87,873          73,035          61,094
--------------------------------------------------------------------------------------------------------------------------------
    Operating margin before amortization of                9,624          1,162           13,453          17,460          12,846
    intangibles
Amortization of intangibles (c)                            1,964          1,331              204             243             190
--------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                7,660           (169)          13,249          17,217          12,656
Net interest and net other income                          1,700          2,746              987             942             464
Gain (loss) on investment                                    597              0             (927)              0               0
Merger related costs                                           0           (537)(d)         (494)(e)      (1,045)(f)         (59)(f)
Equity in (loss) earnings of affiliate (g)                     0           (310)              50               0               0
--------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                             9,957          1,730           12,865          17,114          13,061
Income tax (expense) benefit                              (3,869)           351           (5,574)         (8,152)         (6,353)
--------------------------------------------------------------------------------------------------------------------------------
    Net income                                             6,088          2,081            7,291           8,962           6,708
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA:
Diluted net income attributable to common              $    0.34       $   0.12         $   0.39         $  0.51         $  0.40
shareholders
Weighted average common shares and
    common share equivalents                              17,833         17,979           18,494          17,579          16,674
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Operating margin as a percentage of revenue                    9%             1%              13%             19%             17%
Operating income (loss) as a percentage of revenue             7%            (0)%             13%             19%             17%
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         October 31,
                                                            --------------------------------------------------------------------
                                                            1998           1997             1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and short-term investments                        $  28,402         39,080           39,521          30,112          27,827
Working capital                                           56,709         53,799           54,753          41,413          35,732
Total assets                                             117,802        109,694          109,643          88,101          70,689
Common shareholders' equity                               83,269         79,806           74,612          58,203          46,662
--------------------------------------------------------------------------------------------------------------------------------


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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
CONSOLIDATED FINANCIAL STATEMENTS                                                     NUMBER
---------------------------------                                                     ------
Report of Independent Certified Public Accountants                                     F-15

Consolidated Statements of Operations for the Years Ended October 31, 1998,
1997, and 1996                                                                         F-16

Consolidated Balance Sheets as of October 31, 1998 and 1997                            F-17

Consolidated Statements of Shareholders' Equity for the Years Ended
  October 31, 1998, 1997, and 1996                                                     F-18

Consolidated Statements of Cash Flows for the Years Ended October 31, 1998,
1997, and 1996                                                                         F-19

Notes to Consolidated Financial Statements                                             F-20


FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts                                        F-37

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management Systems, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


New York, New York
November 24, 1998

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands, Except Per Share Amounts)


                                                                                  Years ended
                                                                                  October 31,
                                                                      -------------------------------
                                                                         1998        1997       1996
                                                                         ----        ----       ----
Revenue:
  Trade                                                               $105,252    $89,186      $ 95,719
  Affiliates                                                                 0        331         5,607
                                                                      --------    -------      --------
                                                                       105,252     89,517       101,326
Cost of services:
  Compensation                                                          59,288     52,361        49,370
  Data processing                                                        8,771      7,593        10,282
  Occupancy                                                              9,663     10,383         8,001
  Other                                                                 17,906     18,018        20,220
                                                                      --------    -------      --------
                                                                        95,628     88,355        87,873
                                                                      --------    -------      --------
    Operating margin before amortization of intangibles                  9,624      1,162        13,453

  Amortization of intangibles                                            1,964      1,331           204
                                                                      --------    -------      --------

    Operating income (loss)                                              7,660       (169)       13,249

Other income (expense):
  Net interest and net other income                                      1,700      2,755           987
  Gain (loss) on investment                                                597         (9)         (927)
  Merger related costs                                                       0       (537)         (494)
  Equity in (loss) earnings of affiliate                                     0       (310)           50
                                                                      --------    -------      --------
                                                                         2,297      1,899          (384)

    Income before income taxes                                           9,957      1,730        12,865

Income tax (expense) benefit                                            (3,869)       351        (5,574)
                                                                      --------    -------      --------

    Net income                                                        $  6,088    $ 2,081      $  7,291
                                                                      ========    =======      ========

Earnings per share data:
  Basic:
    Basic earnings per share                                          $   0.35    $  0.12      $   0.42
                                                                      ========    =======      ========

    Weighted average common shares outstanding                          17,366     17,611        17,166
                                                                      ========    =======      ========
  Diluted:
    Diluted earnings per share                                        $   0.34    $  0.12      $   0.39
                                                                      ========    =======      ========

    Weighted average common shares and common share equivalents         17,833     17,979        18,494
                                                                      ========    =======      ========


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)


                                            October 31,              October 31,
                                               1998                     1997
                                            -----------              -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                $    13,883              $    20,694
   Short-term investments                        14,519                   18,386
   Accounts receivable, billed, net              28,792                   22,593
   Accounts receivable, unbilled, net            26,201                   16,926
   Income tax receivable                          2,340                      510
   Other current assets                           4,021                    2,874
                                            -----------              -----------
      Total current assets                       89,756                   81,983

Property and equipment, net                       6,687                    7,988
Goodwill, net                                    11,742                   12,316
Capitalized software costs, net                   4,203                    2,020
Deferred income taxes                             3,303                    2,721
Other assets                                      2,111                    2,666
                                            -----------              -----------
      Total assets                          $   117,802              $   109,694
                                            ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses    $    15,864              $    16,153
   Deferred revenue                               5,876                    5,122
   Deferred income taxes                         11,307                    6,909
                                            -----------              -----------
      Total current liabilities                  33,047                   28,184

Other liabilities                                 1,486                    1,704
                                            -----------              -----------
   Total liabilities                             34,533                   29,888

Shareholders' equity:
  Preferred stock - $.01 par value;
   5,000,000 shares authorized; none
   issued and outstanding                             0                        0

  Common stock - $.01 par value;
   45,000,000 shares authorized;
   18,332,367 shares issued and
   17,283,367 shares outstanding at
   October 31, 1998; 17,773,653 shares
   issued and 17,459,153 shares
   outstanding at October 31, 1997                  183                      178

  Capital in excess of par value                 71,134                   67,304
  Retained earnings                              19,595                   13,506
  Unrealized appreciation on short-term
   investments                                      107                      681
                                            -----------              -----------
                                                 91,019                   81,669

  Less treasury stock, at cost
   1,049,000 shares at October 31, 1998
   and 314,500 shares at October 31, 1997        (7,750)                  (1,863)
                                            -----------              -----------
   Total shareholders' equity                    83,269                   79,806
   Total liabilities and shareholders'
    equity                                  $   117,802              $   109,694
                                            ===========              ===========

See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)

                                                                                               Unrealized
                                                 Common Stock                                Appreciation
                                             --------------------   Capital In                     (Loss)                     Total
                                                              Par    Excess Of   Retained   on Short-term   Treasury   Shareholders'
                                                  Shares    Value    Par Value   Earnings     Investments      Stock         Equity
                                                  ------    -----   ----------   --------     -----------      -----         ------
Balance at October 31, 1995                   16,562,912    $165        53,439      4,135             464          0         58,203

  Net income                                           0       0             0      7,290               0          0          7,290
  Stock option activity                          794,994       8         5,629          0               0          0          5,637
  Employee stock purchase plan activity          163,085       2         2,330          0               0          0          2,332
  Disqualifying dispositions                           0       0         1,143          0               0          0          1,143
  Appreciation on short-term investments               0       0             0          0               7          0              7
                                              ----------    ----        ------     ------            ----     ------          ------
Balance at October 31, 1996                   17,520,991    $175        62,541     11,425             471          0         74,612

  Net income                                           0       0             0      2,081               0          0          2,081
  Stock option activity                           69,480       1           333          0               0          0            334
  Employee stock purchase plan activity           95,332       1           708          0               0          0            709
  Stock issued to retire QSM debt                 87,850       1         1,434          0               0          0          1,435
  Stock issued to non-employees                        0       0            98          0               0          0             98
  Disqualifying dispositions                           0       0         2,190          0               0          0          2,190
  Treasury stock acquisition                    (314,500)      0             0          0               0     (1,863)        (1,863)
  Appreciation on short-term investments               0       0             0          0             210          0            210
                                              ----------    ----        ------     ------            ----     ------          ------
Balance at October 31, 1997                   17,459,153    $178        67,304     13,506             681     (1,863)        79,806

  Net income                                           0       0             0      6,088               0          0          6,088
  Stock option activity                          440,316       4         2,713          0               0          0          2,717
  Employee stock purchase plan activity          118,398       0           515          0               0          0            515
  Treasury stock acquisition                    (734,500)      1             0          0               0     (5,887)        (5,886)
  Disqualifying dispositions                           0       0           602          0               0          0            602
  Depreciation on short-term investments               0       0             0          0            (574)         0           (574)
                                              ----------    ----        ------     ------            ----     ------          ------
Balance at October 31, 1998                   17,283,367    $183        71,134     19,595             107     (7,750)         83,269
                                              ==========    ====        ======     ======            ====     ======          ======


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)

                                                                                                           Years ended
                                                                                                           October 31,
                                                                                              ------------------------------------
                                                                                                1998          1997          1996
                                                                                              --------      --------      --------
Operating activities:
  Net income                                                                                  $  6,088      $  2,081      $  7,291
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Loss on investment                                                                           0             0           927
        Depreciation and amortization                                                            3,520         3,811         3,117
        Amortization of intangibles                                                              1,964         1,331           204
        Provision for doubtful accounts                                                            838           538         4,485
        Loss on disposal of assets                                                                   0            17             0
        Deferred tax expense (benefit)                                                           4,022        (1,635)         (424)
        Equity in loss (earnings) of affiliate                                                       0           310           (50)
        Stock options issued to non-employees                                                        0            98             0
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                           (15,474)        5,008       (15,188)
          (Increase) decrease in other current assets                                           (2,977)        4,137          (793)
          Increase (decrease) in accounts payable and accrued expenses                            (289)       (2,910)        3,196
          Increase (decrease) in amounts payable to affiliates                                       0          (747)          902
          Increase (decrease) in deferred revenue                                                  754          (575)          881
          Increase (decrease) in other assets and liabilities, net                              (1,497)       (1,531)        2,187
              Net cash (used in) provided by operating activities                             --------      --------      --------
                                                                                                (3,051)        9,933         6,735
                                                                                              --------      --------      --------

Investing activities:
  Capital asset expenditures                                                                    (1,263)       (2,462)       (4,456)
  Acquisition of assets of subsidiaries of GHS, Inc.                                                 0        (2,146)            0
  Software capitalization                                                                       (3,138)       (1,498)       (1,151)
  Investment in affiliates                                                                           0             0           (28)
  Acquisition of remainder of Health Information Systems Corporation, net of cash acquired           0        (3,689)            0
  Net proceeds (purchases) in short-term investments                                             3,295          (964)        2,106
                                                                                              --------      --------      --------
              Net cash used in investing activities                                             (1,106)      (10,759)       (3,529)
                                                                                              --------      --------      --------

Financing activities:
  Proceeds from issuance of common stock                                                           515           709         2,332
  Proceeds from exercise of stock options                                                        2,717           334         5,637
  Common stock repurchases                                                                      (5,886)       (1,863)            0
  Proceeds from notes payable                                                                        0             0           340
                                                                                              --------      --------      --------
              Net cash (used in) provided by financing activities                               (2,654)         (820)        8,309
                                                                                              --------      --------      --------
              Net (decrease) increase in cash and cash equivalents                              (6,811)       (1,646)       11,515
Cash and cash equivalents at beginning of period                                                20,694        22,340        10,825
                                                                                              --------      --------      --------
Cash and cash equivalents at end of period                                                    $ 13,883      $ 20,694      $ 22,340
                                                                                              ========      ========      ========


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

      (b)   Cash and Cash Equivalents

      For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less (including money market instruments of $6,231,000 and $6,283,000 at October 31, 1998 and 1997, respectively) to be cash equivalents.

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

      At October 31, 1998 and 1997, the Company recorded cumulative unrealized appreciation of $107,000 and $681,000, respectively, on these short-term investments.

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

            Equipment                     3-5 years
            Leasehold improvements        5-8 years
            Furniture and fixtures        5-7 years

      (e)   Intangible Assets

      Intangible assets have been recorded primarily as a result of the recapitalization of the Company in 1989, the acquisition of Quality Medi-Cal Adjudication, Incorporated ("QMA") in 1990, the acquisition of the remaining shares of Health Information Systems Corporation ("HISCo") in March 1997, and the acquisition of the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global"), subsidiaries of GHS, Inc., in July 1997. Intangible assets consist of software, customer lists, and goodwill, which are being amortized on a straight-line basis over three years, three years and between ten and forty years, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (f)   Software Development Costs

      The Company capitalizes software development costs (related to software developed for resale) incurred subsequent to the establishment of technological feasibility of the product, including costs incurred to develop upgrades subsequent to the commercial release of the product. Amortization of software development costs is determined on a product-by-product basis to be the greater of the amount computed on a straight-line basis over the expected economic life of the product, generally estimated to be 36-48 months, or using the ratio of current gross revenue to total current and anticipated future gross revenue, whichever is greater. Software development costs are stated at original cost of $6,893,000 and $3,755,000 less accumulated amortization of $2,690,000 and $1,735,000 at October 31, 1998 and 1997, respectively. Amortization expense for the years ended October 31, 1998, 1997, and 1996 was $956,000, $992,000, and
$543,000, respectively.

      (g)   Revenue Recognition

      The Company generally recognizes revenue for financial reporting purposes when billings are submitted to clients or their third-party payors or intermediaries as a consequence of services performed by the Company for a client. Accounts receivable, unbilled, net, represents amounts recognized for services rendered but not yet invoiced and is based on the Company's estimate of the fees that will be invoiced upon receipt of remittance data. Accounts receivable, billed, net, represents amounts invoiced to clients. Several client contracts contain periodic fee limitations that the Company believes will be exceeded in the normal course of business. As a result, the fees allowable under these contracts are recognized on a straight-line basis over the fee limitation period as services are performed, and amounts billed in excess of revenue recognized are deferred. Other contracts have sliding fee scales for which revenue is fairly predictable. For these, the Company recognizes revenue, at the estimated effective fee rate, ratably over the client's contract year. Finally, certain contracts are subject to fixed-fee arrangements covering specified periods, which the Company realizes on a straight-line basis over the corresponding periods.

      The Company recognizes revenue from consulting services as the services are provided. Revenue from software products sold to customers under license agreements is deferred and recognized as revenue upon software installation and satisfaction of significant Company obligations, if any, and collection of the resulting receivable is reasonably assured. Revenue from ongoing maintenance agreements is deferred and recognized as revenue on a straight-line basis over the periods of the respective maintenance agreements.

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

      (i)   New Accounting Pronouncements

      On June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS No. 130 for the fiscal year ended October 31, 1999.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In general, such information must be reported for externally in the same manner used for internal management purposes. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years must be restated. The Company will adopt SFAS No. 131 for fiscal year ended October 31, 1999.

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe the adoption of the provisions of SOP 97-2 will have an impact on the revenue recognition of software products.

      (j)   Net Income Per Common Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FSAS 128"). The Company adopted SFAS 128 during the quarter ended January 31, 1998, and earnings per share amounts for all periods presented in the accompanying consolidated statement of operations are calculated and presented in accordance with SFAS 128. The statement specifies new standards for the computation and presentation of earnings per share, requiring the presentation of both "basic" and "diluted" earnings per share.

      Basic earnings per share is based on the net income for the relevant period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the net income for the relevant period divided by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during fiscal years 1998, 1997, and 1996 of 17,366,000, 17,611,000 and 17,166,000 and of
467,000, 368,000, and 1,328,000, respectively. The Company's common stock equivalents consist principally of stock options. As of October 31, 1998, the Company had 1,802,102 potentially dilutive common shares outstanding that could have an effect on future calculations of fully diluted earnings per share.

      (k)   Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The actual results could differ from those estimates.

      (l)   Reclassifications

      Certain reclassifications were made to prior year amounts to conform to the 1998 presentation.

      (m)   Fair Value of Financial Instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. With the exception of short-term investments (see Note 1(c)), the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets approximate estimated fair value as of October 31, 1998 and 1997.

      (n) Stock-Based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS No. 123.

      (o) Accounting for the Impairment of Long-Lived Assets The

      Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

2.    BUSINESS COMBINATIONS

      (a) Acquisition of the Assets of Global Health Systems Inc. and GHS Management Services, Inc.

      In July 1997, the Company acquired substantially all the assets of Global for $2,146,000. Global provides computerized record-based processing systems and services for managed care, public health and ambulatory care facilities.

      The acquisition was accounted for using the purchase method and accordingly the results of operations for Global from the date of acquisition through October 31, 1998 are included in the accompanying consolidated financial statements. The $1,701,000 excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

      (b) Acquisition of Health Information Systems Corporation

      In March 1997, the Company, which owned 43% of the equity of Health Information Systems Corporation ("HISCo"), acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired from Welsh, Carson, Anderson & Stowe ("WCAS"), a limited partnership affiliated with WCAS, other affiliates of WCAS, independent investors, and certain of the Company's executive officers and directors. HISCo has been renamed HSA Managed Care Systems, Inc.("HSA") HSA provides automated business and information solutions, including software and services, to the bearers of risk in the healthcare industry. At the end of fiscal year 1997, HSA became the MCIS segment of the Company's Software Systems and Services Division ("Software Division").

      The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1998 are included in the accompanying consolidated financial statements. The $2,309,000 excess of the purchase price over the fair market value of the identifiable net assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and HSA as if the acquisition had occurred as of the beginning of fiscal years 1997 and 1996, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSA constituted a single entity during such periods.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    (Unaudited)
                                                Year ended October 31,
                                               1997               1996
-----------------------------------------------------------------------------
Revenue                                   $ 94,582,000       116,892,000
Net Income                                $  1,671,000         7,358,000
-----------------------------------------------------------------------------
Earnings per share                        $       0.09              0.40
-----------------------------------------------------------------------------

      (c)   Merger with Quality Standards in Medicine, Inc.

      In November 1996, the Company completed the acquisition of Quality Standards in Medicine, Inc. ("QSM"), a Boston-based company providing clinical quality management systems, for 260,000 shares of the Company's common stock. This transaction was accounted for using the pooling of interests method. Accordingly, the accompanying consolidated financial statements have been retroactively restated through 1994 for periods presented to include the financial position, results of operations, and cash flows of QSM. Founded in 1986, QSM provides hospitals with sophisticated systems and consulting services to help define and measure the quality of care. QSM has clients located primarily in 13 states and the District of Columbia. Operationally, QSM has been combined with the Company's Health Care microsystems, Inc. ("HCm") subsidiary, providing Decision Support Software ("DSS") as part of the Company's Software Division.

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

3. ACCOUNTS RECEIVABLE BILLED, NET AND UNBILLED, NET

      Accounts receivable billed, net and unbilled, net as of October 31, 1998 and 1997 were $28,792,000 and $26,201,000, and $22,593,000, and
$16,926,000, respectively. Accounts receivable are reflected net of an allowance for doubtful accounts of $1,853,000 and $1,428,000 at October 31, 1998 and 1997, respectively.

4. FEES HELD IN ESCROW

      The Company is obligated to maintain a portion of fees received from two clients in escrow accounts. The Company's obligation to maintain such fees in escrow terminates at either: (a) the earlier of six years from the dates of service associated with fees generated and settlement of the client's Medicaid and/or Medicare audits for each applicable year, and/or (b) termination of the contract. Due to the 1994 renewal of one client contract that eliminated future escrow requirements and the Company's fulfillment of its maximum escrow deposit for the second client, the Company completed its obligation to make escrow deposits as of October 31, 1994. As of October 31, 1998 and 1997, fees held in escrow were $457,000 and $772,000, respectively.

5. PROPERTY AND EQUIPMENT

      Property and equipment as of October 31, 1998 and 1997 consisted of the following:

                                                                   1998               1997
----------------------------------------------------------------------------------------------
Equipment                                                       $15,411,000        14,697,000
Leasehold improvements                                            6,035,000         5,728,000
Furniture and fixtures                                            5,119,000         4,877,000
----------------------------------------------------------------------------------------------
                                                                 26,565,000        25,302,000
Less accumulated depreciation and amortization                  (19,878,000)      (17,314,000)
----------------------------------------------------------------------------------------------
                                                                 $6,687,000         7,988,000
----------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Depreciation and amortization expense related to property and equipment charged to operations for the years ended October 31, 1998, 1997, and 1996 was $2,592,000, $2,819,000, and $2,574,000, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets as of October 31, 1998 and 1997 consisted of the following:

                                                      1998          1997
------------------------------------------------------------------------------
Goodwill                                           14,298,000    14,298,000
   Less accumulated amortization                   (2,556,000)   (1,982,000)
------------------------------------------------------------------------------
                                                   11,742,000    12,316,000
------------------------------------------------------------------------------

Other intangible assets                             7,036,000     7,036,000
   Less accumulated amortization                   (6,325,000)   (4,935,000)
------------------------------------------------------------------------------
                                                      711,000     2,101,000
------------------------------------------------------------------------------

      Amortization expense related to intangible assets charged to operations for the years ended October 31, 1998, 1997, and 1996, was $1,964,000, $1,331,000, and $204,000, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses as of October 31, 1998 and 1997 consisted of the following:

                                                   1998          1997
---------------------------------------------------------------------------
Accrued compensation                          $  5,802,000     4,633,000
Accrued direct project costs                     1,763,000     3,282,000
Accrued HHL one-time charges                       519,000       719,000
Accounts payable and other accrued expenses      7,719,000     7,519,000
---------------------------------------------------------------------------
                                              $ 15,803,000    16,153,000
---------------------------------------------------------------------------

8. CREDIT FACILITY

      On June 30, 1997, the Company amended its unsecured revolving credit facility with a major money center financial institution in order to remain in compliance with one of the financial covenants of the credit agreement. The credit facility has a term of three years, carries an unused commitment fee of 20 basis points, and bears interest at the institution's prime lending rate, or LIBOR plus 5/8%, at the Company's option. The revolving credit facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends. The revolving credit facility also contains covenants that require the Company to maintain minimum tangible consolidated shareholders' equity and limit debt-to-equity and debt-to-asset relationships as defined in the agreement. The Company's plans to repurchase up to $10,000,000 in common stock would have brought the Company below the minimum consolidated tangible net worth test in fiscal year 1998. The amended credit agreement reduced the credit facility to $30,000,000 and lowered the minimum consolidated tangible net worth test for fiscal years 1998 and 1999. The Company had an available balance under this credit facility of $30,000,000 at October 31, 1998 and $28,400,000 at October 31, 1997. See Note 16(c) -
Related Party Transactions. The Company's bank line of credit expires on July 15, 1999. Although the Company intends to obtain a new line of credit at that time, there can be no assurance that the Company will be able to do so on terms which are acceptable to it.

      Cash interest payments including bank charges attributable to the aforementioned credit facility for the years ended October 31, 1998, 1997, and 1996 were $59,000, $0, and $68,000, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    INCOME TAXES

      Income tax benefit (expense) for the years ended October 31, 1998, 1997, and 1996 was comprised of the following:

                                                    1998                 1997              1996
--------------------------------------------------------------------------------------------------
Current tax (expense) benefit:
   Federal                                    $     577,000           (716,000)       (4,264,000)
   State and local                                 (423,000)          (568,000)       (1,734,000)
--------------------------------------------------------------------------------------------------
                                                    154,000         (1,284,000)       (5,998,000)
--------------------------------------------------------------------------------------------------

Deferred tax (expense) benefit:
   Federal                                       (3,505,000)         1,136,000           448,000
   State and local                                 (518,000)           499,000           (24,000)
--------------------------------------------------------------------------------------------------
                                                 (4,022,000)         1,635,000           424,000
--------------------------------------------------------------------------------------------------
Income tax (expense) benefit, net             $  (3,869,000)           351,000        (5,574,000)
--------------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      A reconciliation of the income tax benefit (expense) to the federal statutory rate of 34% follows:

                                                                1998                      1997                        1996
----------------------------------------------------------------------------------------------------------------------------------
Income tax (expense) benefit:
Computed at federal statutory rate                  $(3,386,000)    (34.0)%      (588,000)     (34.0)%      (4,374,000)     (34.0)%
State and local tax expense, net of federal            (621,000)     (6.2)%       (46,000)      (2.7)%      (1,160,000)      (9.0)%
 benefit
Amortization of goodwill                                (83,000)     (0.8)%       (70,000)      (4.0)%         (55,000)      (0.4)%
Merger related costs                                          0       0.0%       (183,000)     (10.6)%        (157,000)      (1.2)%
Equity loss in affiliate                                      0       0.0%        (88,000)      (5.1)%               0        0.0%
Municipal interest                                      181,000       1.8%        258,000       14.9%          233,000        1.8%
IRS audit resolution                                          0       0.0%      1,093,000       63.2%                0        0.0%
Amortization of software                               (104,000)     (1.0)%       (24,000)      (1.4)%               0        0.0%
Tax contingency                                         261,000       2.6%              0        0.0%                0        0.0%
Other, net                                             (117,000)     (1.3)%        (1,000)       0.0%          (61,000)      (0.6)%
----------------------------------------------------------------------------------------------------------------------------------
Total income tax (expense) benefit                  $(3,869,000)    (38.9)%       351,000       20.3%       (5,574,000)     (43.4)%
==================================================================================================================================

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The types of temporary differences that give rise to the deferred tax liability, and the effect on the deferred income tax benefit (expense) of changes in those temporary differences, are as follows:

                                                        1998                   1997                   1996
-------------------------------------------------------------------------------------------------------------
Accounts receivable                              $   (3,466,000)             3,298,000            (3,294,000)
Fees held in escrow                                      141,000               188,000                108,000
Depreciable and amortizable assets                     (314,000)                12,000                397,000
Allowance for doubtful accounts                          132,000             (206,000)                653,000
Unbilled costs                                          (12,000)               259,000              (156,000)
Accounts payable and other accrued expenses            (124,000)           (1,273,000)              (170,000)
Deferred revenue                                       (157,000)             (196,000)                275,000
Deferred rent                                           (55,000)                14,000                237,000
Contract termination contingency                               0             1,093,000                479,000
HHL one-time charges                                           0           (1,434,000)              2,070,000
Other                                                  (167,000)             (120,000)              (175,000)
-------------------------------------------------------------------------------------------------------------
Deferred income tax (expense) benefit            $   (4,022,000)             1,635,000                424,000
=============================================================================================================

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at October 31, 1998 and 1997 were as follows:

                                                                               1998                    1997
--------------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Accounts receivable/deferred items                                    $    343,000             $ 1,061,000
    Property and equipment                                                   3,354,000               2,838,000
    HHL one-time charges                                                       335,000                 689,000
    Allowance for doubtful accounts                                            705,000                 573,000
    Accounts payable and accrued expenses                                      170,000                 367,000
    Net operating loss carryforward                                          1,396,000               1,396,000
    Other                                                                      637,000                 692,000
--------------------------------------------------------------------------------------------------------------
                   Total deferred tax assets before valuation                6,940,000               7,616,000
    Less: Valuation allowances                                              (1,396,000)             (1,396,000)
--------------------------------------------------------------------------------------------------------------
                   Total deferred tax assets after valuation               $ 5,544,000             $ 6,220,000
==============================================================================================================

    Deferred tax liabilities:
    Accounts receivable/deferred items                                    $ 10,200,000             $ 7,436,000
    Property and equipment                                                   1,722,000                 892,000
    Other                                                                    1,626,000               2,080,000
--------------------------------------------------------------------------------------------------------------
                   Total deferred tax liabilities                         $ 13,548,000             $10,408,000
==============================================================================================================

Net current deferred tax liabilities                                      $(11,307,000)            $(6,909,000)
Net noncurrent deferred tax assets                                           3,303,000               2,721,000
--------------------------------------------------------------------------------------------------------------
                   Total net deferred tax liabilities                     $ (8,004,000)            $(4,188,000)
==============================================================================================================

      The valuation allowances for the fiscal years ended October 31, 1998, 1997, and 1996 were $1,396,000, $1,396,000 and $0, respectively. At October 31,
1998, the Company had a net operating loss carryforward for federal income tax purposes of $3,988,000, which is available to offset future federal taxable income of the Company's QSM subsidiary through 2012. The Company's management believes that the utilization of such net operating loss carryforward is in doubt.

      Cash payments attributable to income taxes for the years ended October 31, 1998, 1997, and 1996 were $2,412,000, $1,263,000, and $5,896,000, respectively.

      The Company has had significant disqualifying disposition transactions during the three years ended October 31, 1998. Disqualifying dispositions are non-cash transactions and are excluded from the statements of cash flows. The tax benefit derived from disqualifying dispositions increased shareholders' equity by $602,000, $2,190,000, and $1,143,000 during the fiscal years ended October 31, 1998, 1997, and 1996.

10.   EQUITY

      On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. In the fourth quarter of fiscal year 1998, the Company repurchased 185,000 shares of common stock at an average price of $6.97 per share, using $1,290,000. In fiscal year 1998, the Company repurchased a total of 734,500 shares of common stock at an average price of $8.01 per share, for an aggregate purchase price of $5,887,000. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


market 1,049,000 shares of common stock at an average price of $7.39 per share having an aggregate purchase price of $7,750,000.

      The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by the Company's Board of Directors.

11. PROFIT SHARING AND 401(k) PLAN

      The Company had a discretionary defined contribution profit sharing plan in which a substantial number of its employees participated. For the years ended October 31, 1998, 1997, and 1996, profit sharing expense was $0, $197,000, and $944,000 respectively.

      Effective January 1, 1992, the Company amended its profit sharing plan to include a 401(k) plan, which permits an employee to contribute a portion of the employee's compensation, subject to certain limitations. At its discretion, the Company may make annual contributions to the 401(k) plan for the benefit of participating employees. For the years ended October 31, 1998, 1997, and 1996, 401(k) plan expense was $959,000, $804,000, and $611,000, respectively.

      Effective October 31, 1997, the Company terminated its profit sharing plan, including the 401(k) plan. A replacement, but identical, 401(k) plan was established as of November 1, 1997. Having obtained approval by the Internal Revenue Service, an initial distribution of the assets of the terminated profit sharing plan was completed on December 18, 1998, with the balance to be distributed in March 1999.

12. STOCK-BASED COMPENSATION PLANS

      At October 31, 1998, the Company had three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of SFAS 123 and applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. Had compensation costs for the Company's three stock-based compensation plans been determined consistent with fair value method prescribed by SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                         1998          1997             1996
---------------------------------------------------------------------------------------------------------------
Net income                                   As reported              $ 6,088       $ 2,081         $  7,291
                                             Pro forma                  2,189           837            6,630


Net income per diluted share                 As reported                 0.34          0.12             0.39
                                             Pro forma                   0.12          0.05             0.36
---------------------------------------------------------------------------------------------------------------

      The effect noted above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

      The fair value of the stock options granted in 1998, 1997, and 1996 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 48.9%, 51.4%, and 51.4%; a risk-free interest rate of 5.7%, 5.8%, and 5.8%; and expected lives of 4.91, 4.90, and 4.90 years, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Effective May 31, 1989, the Company adopted the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan (the "Plan") under which:
(a) options can be granted to purchase shares of the Company's common stock at an exercise price equal to (incentive stock options) or less than (non-qualified stock options) the estimated fair market value of the Company's common stock, or
(b) rights can be granted in the form of an award to purchase shares of the Company's common stock at a price equal to, more than, or less than the estimated fair market value of the Company's common stock. Subsequent amendments to the Plan, which have been approved by shareholders, have increased the number of shares available to be issued under the Plan to 6,750,000 shares. The Plan expires in May 1999.

      The stock options become exercisable and expire at various dates through November 2008. As of October 31, 1998, no stock appreciation rights or stock purchase awards had been granted. Effective November 13, 1998, the Company awarded 1,655,850 stock options. Of the total options, 1,418,500 options are subject to a performance based accelerated vesting schedule. These options are to vest 100 percent on October 31, 2003, subject to accelerated vesting of all or a portion of the total options upon realization of certain annual performance measures. All options whose vesting has not otherwise been accelerated pursuant to the foregoing will vest on October 31, 2003, subject only to the continued employment by the Company of the optionee.

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

      Presented below is a summary of the stock option plans for the years ended October 31, 1998, 1997, and 1996:

                                      1998                         1997                       1996
----------------------------------------------------------------------------------------------------------------
                                            Weighted                     Weighted                   Weighted
                                        average exercise             average exercise           average exercise
                                Shares       price           Shares       price         Shares        price
----------------------------------------------------------------------------------------------------------------
Options outstanding at        1,926,870      $ 7.82        1,962,752     $12.47        2,778,584     $ 10.51
   beginning of year

Granted
                                541,504        6.57        1,573,294       9.09          135,828       27.63
Exercised
                               (440,316)       6.17          (69,424)      3.90         (794,688)       7.10
Cancelled
                               (225,956)      10.61       (1,539,752)     15.22         (156,972)      17.48
----------------------------------------------------------------------------------------------------------------
Options outstanding at
   end of year                1,802,102      $ 7.50        1,926,870     $ 7.82        1,962,752     $ 12.47
================================================================================================================
Weighted average
   grant-date fair value
   of options granted
(Black-Scholes)                              $ 3.17                      $ 4.63                      $ 13.28
----------------------------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following table summarizes information for stock options outstanding at October 31, 1998:

                                             Weighted                                                   Weighted
     Range of               Number            average             Weighted                              average
     exercise            outstanding         remaining             average             Number           exercise
      prices            as of 10/31/98     contractual life     exercise price       exercisable          price
-----------------------------------------------------------------------------------------------------------------
     $0.43 - 4.04           59,659               2.63               $ 2.05              59,659             $ 2.05

      5.88 - 6.03          683,467               8.59                 5.88             401,971               5.88

      6.32 - 7.00          596,152               7.65                 6.48             286,202               6.63

      8.16 - 10.06         311,970               5.96                 9.30             271,970               9.26

     15.31 - 23.00         150,570               7.20                17.18             136,011              17.31

     70.51 - 70.51             284               7.18                70.51                 116              70.51
------------------------------------------------------------------------------------------------------------------
    $ 0.43 - 70.51       1,802,102               7.51               $ 7.50           1,155,929             $ 8.02
------------------------------------------------------------------------------------------------------------------

      On May 28, 1997, the Board of Directors authorized a stock option exchange program for employee participants in the Plan. Eligible employees who held stock options ("Old Options") with exercise prices in excess of $10.00 per share were able to exchange them for stock options ("New Options") exercisable for a lesser number of shares with an exercise price of $5.88 per share, the average price of the Company's common stock on the Nasdaq-Amex National Market System on June 2, 1997 ("Grant Date"). Approximately 1,600,000 Old Options were eligible to be exchanged for 900,000 New Options. At the end of the exchange program, 1,288,000 Old Options were exchanged for 609,000 New Options. The New Options received in the exchange entailed a new vesting schedule where one quarter vested immediately on the Grant Date, with an additional quarter vesting on each of November 1, 1998, 1999, and 2000, respectively. To the extent that the fair market value of the Company's common stock exceeded $12.50 on each day for ten consecutive trading days, the vesting of all New Options not otherwise vested would become accelerated and 100% fully vested. On March 30, 1998, these New Options became fully vested as a consequence of the fair market value of the Company's common stock having exceeded $12.50 for the requisite ten consecutive trading day period.

      On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the "ESPP"), which was subsequently approved by shareholders at the Annual Meeting of Shareholders held on February 28, 1994. The Company has reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP, which is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. The ESPP provides that all full-time employees of the Company and its subsidiaries may elect to participate in the ESPP without regard to length of service if their customary employment is a minimum of 20 hours per week. For the years ended October 31, 1998, 1997, and 1996, the Company had sold 118,531, 95,332, and 163,426 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $516,000, $709,000, and $2,332,000, respectively, which activity is reflected in the accompanying consolidated financial statements. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996, respectively, based on the Black-Scholes model was $3.52, $10.68, and $7.77 respectively.

13. BUSINESS SEGMENT INFORMATION

      A healthcare information systems and services enterprise, the Company is organized into two divisions: Transfer Payment Division and Software Division. The Transfer Payment Division comprises two business units: Provider Transfer Payment Services and Payor Transfer Payment Services. The Company's Software Division also comprises two units: DSS Unit and MCIS Unit.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                Transfer           Software
                                            Payment Division        Division       Consolidated
-----------------------------------------------------------------------------------------------
1998
Revenue                                        $  57,238,000       48,014,000      105,252,000
Operating income                                     955,000        6,705,000        7,660,000
Total assets                                      89,176,000       28,626,000      117,802,000
Depreciation and amortization                      2,365,000        3,119,000        5,484,000
Capital expenditures                                 999,000          830,000        1,829,000
-----------------------------------------------------------------------------------------------
1997
Revenue                                        $  55,856,000       33,661,000       89,517,000
Operating (loss) income                           (4,008,000)       3,839,000         (169,000)
Total assets                                      82,061,000       27,633,000      109,694,000
Depreciation and amortization                      2,651,000        2,491,000        5,142,000
Capital expenditures                                 970,000        2,990,000        3,960,000
-----------------------------------------------------------------------------------------------
1996
Revenue                                        $  81,816,000       19,510,000      101,326,000
Operating income                                  10,752,000        2,497,000       13,249,000
Total assets                                      97,133,000       12,510,000      109,643,000
Depreciation and amortization                      2,585,000          736,000        3,321,000
Capital expenditures                               4,072,000        1,535,000        5,607,000
-----------------------------------------------------------------------------------------------


14. COMMITMENTS

      The Company leases office space and equipment under operating leases which expire at various dates through 2006. The lease agreements provide for rent escalations. Total rent expense for the years ended October 31, 1998, 1997, and 1996, including escalations, was $7,552,000, $7,634,000, and $6,313,000, respectively.

      Minimum annual lease payments for each of the next five years ending October 31 and thereafter are as follows:

               Year                               PAYMENTS
               ---------------------------------------------
               1999                            $   5,481,000
               2000                                4,015,000
               2001                                3,820,000
               2002                                3,628,000
               2003                                2,794,000
               Thereafter                          1,953,000
               ---------------------------------------------
               Total                           $  21,691,000
               =============================================

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   SIGNIFICANT CONTRACTS

      The Company's largest client is Columbia, a customer of the DSS Unit. This client accounted for 10%, 12%, and 8% of the Company's total revenue in 1998, 1997, and 1996, respectively. The Company provides its services to Columbia primarily pursuant to a series of 12-month work order agreements, each expiring at different times. There is no assurance that any of these agreements will be renewed. The Company's second largest client is a group of healthcare facilities under the governance of the County of Los Angeles, for which the Company provides a full range of provider business office outsourcing products and services, including managed care services. During the fiscal years ended October 31, 1998, 1997, and 1996, this group accounted for 9%, 12%, and 12%, respectively, of the Company's total revenue.

      The Company's ten largest clients accounted for approximately 50% of the Company's revenue in fiscal year 1998. Including the Company's contract with the County of Los Angeles, six of the Company's ten largest contracts expire in fiscal year 1999. The Company provides its services pursuant to agreements which are subject to competitive reprocurement. There is no assurance that any of these agreements will be renewed, and if renewed, that the fee rates will be equal to those now in effect.

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

      Effective July 1, 1993, the Management Agreement was amended ("Outsourcing Amendment") to include the Company's provision of comprehensive data processing and information management services to HHL. The five-year term of the Outsourcing Amendment called for fixed annual fees that range from $6,700,000 to $9,500,000, subject to upward adjustment in the event of material changes in the scope of service and/or growth in HHL revenue in excess of 7% annually.

      On August 21, 1996, the Company announced a one-time charge and revenue reversal pertaining to its relationship with HHL, which was in default of the Outsourcing Amendment. The Company's one-time charge related to (i) the full reservation of prior period accounts receivable of $2,881,000, (ii) accrual of net costs to be incurred in excess of anticipated revenue relating to the Company's continued contractual obligation with HHL of $3,823,000, and (iii) the write-off of its investment in HHL of $927,000, resulting in a total one-time charge of $7,631,000. Additionally, revenue of $2,180,000 earned and initially recorded in the third quarter was reversed. The result of the total write-off and revenue reversal recognized in the third quarter of $9,811,000 translated to an after-tax impact of $5,563,000, or $0.30 per share.

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

      As of October 31, 1996, the Company had incurred and offset $165,000 in net expenses for its contractual obligations with HHL. During 1997, the Company had incurred and offset $2,739,000 in net expenses for its contractual obligations with HHL. The remaining accrual of $519,000 at October 31, 1998, is scheduled to be offset over the next four years against a contractual obligation of the Company to a third party.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During the years ended October 31, 1998, 1997, and 1996, the Company received approximately $0, $1,849,000, and $5,446,000 in fees from HHL related to these agreements and in connection with jointly executed client projects. During the same periods, HHL charged the Company expenses for services totaling $0, $250,000, and $1,557,000, respectively, in connection with work done on jointly executed client projects.

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

      In March 1997, the Company, which owned 43% of HISCo's equity, acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired. In connection with this acquisition, the HISCo agreement was terminated and HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc. and was renamed HSA Managed Care Systems, Inc. HSA provides automated business and information solutions, including software and services, to the bearers of risk in the healthcare industry. The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1998 are included in the accompanying financial statements. The $2,309,000 excess of the purchase price over fair market value of the identifiable net assets acquired was recorded as goodwill and is being amortized over a period of 20 years.

      In connection with the sale of their respective equity interests in HISCo to the Company, certain of the Company's current and former officers and directors derived gross proceeds as follows: Paul J. Kerz, $101,000; Laurence B. Simon, $62,000; Donald J. Staffa, $31,000; Russell L. Carson, $79,000; and Richard H. Stowe, $30,000.

      The Company's total revenue from related parties was $0, $331,000, and $5,607,000 in fiscal years 1998, 1997, and 1996, respectively.

      (c) Robert V. Nagelhout

      In April 1997, the Company guaranteed a loan by The Chase Manhattan Bank (the "Bank") in the original principal amount of $1,600,000 to Robert V. Nagelhout, the Chief Operating Officer and a director of the Company. Mr. Nagelhout granted the Company a security interest in 500,000 shares of the Company's common stock as collateral for its guarantee. On June 11, 1998, Mr. Nagelhout repaid the loan in its entirety, the Bank released the Company's guaranty, and the available balance under the Company's line of credit with the Bank was restored by $1,600,000 to $30,000,000.

      (d) Paul J. Kerz

      During October 1998, the Company's HSA subsidiary, a Delaware corporation, made two loans to Paul J. Kerz, an officer and director of HSA, who is also the Company's Chairman and Chief Executive Officer. One loan, in the principal amount of $500,000, is secured by a pledge of 162,666 shares of the Company's common stock owned by Mr. Kerz, while the other loan, in the principal amount of $250,000, is unsecured. Both loans bear interest at the rate of 5.3125% per annum, payable semi-annually commencing April 30, 1999, and are due as to

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


principal and all then accrued but unpaid interest on October 31, 2000. The loans were unanimously approved by the Board of Directors of HSA and the Company as the sole stockholder of HSA, following the recommendation of the Compensation Committee of the Company's Board of Directors that the loans were in the best interest of HSA and the Company, and the unanimous approval of the loans by the independent members of the Company's Board of Directors.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below summarizes the Company's unaudited quarterly operating results for its last three fiscal years.

                                                                   First         Second           Third          Fourth
($ In Thousands, Except Earnings Per Common Share)                Quarter        Quarter         Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------
1998:
Revenue                                                           $25,037         25,636          26,736         27,843
Cost of services                                                   23,504         23,523          24,267         24,334
-----------------------------------------------------------------------------------------------------------------------
Operating margin before amortization of intangibles                 1,533          2,113           2,469          3,509
Operating income                                                    1,010          1,609           1,960          3,081
Net income                                                            879          1,185           1,388          2,636
Basic earnings per common share                                      0.05           0.07            0.08           0.15
Diluted earnings per common share                                 $  0.05           0.07            0.08           0.15
-----------------------------------------------------------------------------------------------------------------------
1997:
Revenue                                                           $22,272         20,108          22,103         25,034
Cost of services                                                   18,945         22,319          23,063         24,028
-----------------------------------------------------------------------------------------------------------------------
Operating margin (loss) before amortization of intangibles          3,327         (2,211)           (960)         1,006
Operating income (loss)                                             3,281         (2,450)         (1,472)           472
Net income (loss)                                                   1,803            281            (603)           600
Basic earnings per common share                                      0.10           0.02           (0.03)          0.03
Diluted earnings per common share                                 $  0.10           0.02           (0.03)          0.03
-----------------------------------------------------------------------------------------------------------------------
1996:
Revenue                                                           $25,619         25,707          25,935         24,065
Cost of services                                                   19,920         20,238          28,555         19,160
-----------------------------------------------------------------------------------------------------------------------
Operating margin (loss) before amortization of intangibles          5,699          5,469          (2,620)         4,905
Operating income (loss)                                             5,644          5,414          (2,671)         4,862
Net income (loss)                                                   3,610          3,102          (2,097)         2,676
Basic earnings per common share                                      0.22           0.18           (0.12)          0.15
Diluted earnings per common share                                 $  0.20           0.17           (0.12)          0.14
-----------------------------------------------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Legal

      In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court of the Southern District of New York, which reiterates plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the second Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The Company intends to continue its vigorous defense of this lawsuit.

      On June 1, 1998, MedE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was recently developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, seeks (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. Discovery has commenced, and the Company intends to vigorously contest plaintiff's claims. Pursuant to the Rules of the Court, this matter has been referred to a court-appointed mediator, who in the context of non-binding mediation and independent of the Court proceeding, will attempt to assist in settling the matter or narrowing the issues between the parties. Absent a settlement of this matter through mediation, the Company intends to continue its vigorous defense of this lawsuit.

      On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998, filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed by mid-December 1998, at which time the motions will be submitted to the Court. The Company intends to continue its vigorous defense of this lawsuit.

      The Company is a party to several other legal proceedings. In the opinion of the Company's management, none of these other proceedings is expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Allowance for doubtful accounts:


Balance, October 31, 1995        $   296,000
      Provision                    4,485,000
      Recoveries                          --
      Charge-offs                 (3,099,000)
                                 -----------
Balance, October 31, 1996          1,682,000
      Provision                      538,000
      Recoveries                          --
      Charge-offs                   (792,000)
                                 -----------
Balance, October 31, 1997          1,428,000
      Provision                      838,000
      Recoveries                          --
      Charge-offs                   (413,000)
                                 -----------
BALANCE, OCTOBER 31, 1998        $ 1,853,000
                                 ===========

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

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

2.4 Agreement and Plan of Merger, dated as of March 18, 1997, by and among Health Management Systems, Inc., HISCo Acquisition Corp., Health
          Information Systems Corporation and HSA Managed Care Systems, Inc.
          (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997 [the April
          1997 Form 10-Q])

2.5       Asset Purchase Agreement, dated as of March 10, 1997, by and among
          GHS, Inc., Global Health Systems, Inc. GHS Management Services, Inc.,
          Health Management Systems, Inc. and Global Health Acquisition Inc.
          (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended July 31, 1997 [the July 1997
          Form 10-Q].)

2.5(i) Assignment and Assumption Agreement, dated as of July 15, 1997, between Global Health Acquisition Corp. and HSA Managed Care Systems,
          Inc. (Incorporated by reference to Exhibit 2.2 to the July 1997 Form
          10-Q.)

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
3.2       By-Laws of Health Management Systems, Inc. (Incorporated by
          reference to Exhibit 3.2 to Amendment No. 1)


10.1 Financial Management Services Agreement, dated August 1, 1989, between Health Management Systems, Inc. and the County of Los
          Angeles (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.2(i) Master Software License Agreement, dated June 29, 1992, by and between Health Care microsystems, Inc. and Healthtrust, Inc. - The
          Hospital Company.

10.2(ii) Amendment, dated as of September 1, 1995, to Master Software License, dated June 29, 1992, by and between Health Care microsystems, Inc. and Columbia/HCA. (Incorporated by reference to Exhibit 10.2(ii) to the 1997 Form 10-K)

10.3(i)   Health Management Systems, Inc. Stock Option and Restricted Stock
          Purchase Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registration Statement, to Exhibit 10.3 to Amendment No. 2
          [Amendment No. 2] to the Registration Statement, Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended January
          31, 1994 [the January 1994 Form 10-Q] and Exhibit to the January 1996
          Form 10-Q.)

10.3(ii)  Amendment No. 6, dated as of December 2, 1997, to the Health
          Management Systems, Inc., Stock Option and Restricted Stock
          Purchase Plan. (Incorporated by reference to Exhibit 10.3(iii) to the 1997 Form 10K)

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

10.4(ii)  First Amendment to Credit Agreement and Guaranty and Waiver
          (Incorporated by reference to Exhibit 10.1(i) to the July 1996 Form
          10-Q)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
10.4(iii) Guaranty Agreement, dated as of April 16, 1997, between Health
          Management Systems, Inc. and The Chase Manhattan Bank (Incorporated by
          reference to Exhibit 10.1 to the April 1997 Form 10-Q)

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

10.7      Services Agreement, dated as of October 31, 1995, between Health
          Information Systems Corporation and Health Management Systems, Inc.
          (Incorporated by reference to Exhibit 10.19(iv) to the 1995 Form 10-K)

10.8 Agreement and Release of Claims dated as of October 29, 1996, by and among HHL Financial Services, Inc., Health Management Systems, Inc., and the First National Bank of Chicago (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K)

10.9 Security Agreement, dated as of April 16, 1997, by and between Robert V. Nagelhout and Health Management Systems, Inc.
          (Incorporated by reference to Exhibit 10.3 to the April 1997 Form
          10-Q)

10.10 Promissory note, dated as of April 16, 1997, by and between Robert V. Nagelhout and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 10.4 to the April 1997 Form 10-Q)

10.11 Consulting Service Agreement, dated as of May 1, 1997, by and between Improved Funding Techniques, Inc. and Health Management
          Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the July 1997 Form 10-Q)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
10.12     Employment Agreement, as of May 1, 1997, by and between Joseph H.
          Czajkowski and CDR Associates, Inc., a wholly-owned subsidiary of
          Health Management Systems, Inc. (Incorporated by reference to Exhibit
          10.3 to the July 1997 Form 10-Q)

10.13     Employment Agreement, as of May 1, 1997, by and between Jeffrey R.
          Donnelly and CDR Associates, Inc., a wholly-owned subsidiary of Health
          Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 1997 Form 10-Q)

10.14     Sublease Agreement, dated December 23, 1997, between Health Management
          Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to
          Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 [the January 1998 Form 10-Q])

10.15     Consent to Sublease, dated December 23, 1997, by 387 P.A.S.
          Enterprises to the subletting by Health Management Systems, Inc.
          to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

*10.16 Promissory note, dated as of October 15, 1998, in the principal amount of $500,000 between Paul J. Kerz and HSA Managed Care
          Systems, Inc.

*10.17 Promissory note, dated as of October 15, 1998, in the principal amount of $250,000 between Paul J. Kerz and HSA Managed Care
          Systems, Inc.

*10.18    Security Agreement, dated as of October 15, 1998, between Paul J.
          Kerz and HSA Managed Care Systems, Inc.

*11.0     Computation of Earnings per Share

*21.1     List of subsidiaries of Health Management Systems, Inc.

*23.1     Consent of KPMG LLP, independent certified public accountants

24.2      Consent of Ernst & Young LLP, independent certified public accountant.
          (Incorporated by reference to Exhibit 24.2 to the 1996 Form 10-K)

24.3 Report of independent certified public accountants on the financial statements of Health Information Systems Corporation as of and for the period ended October 31, 1996 (Incorporated by reference to Exhibit
          24.3 to the 1996 Form 10-K)

*27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only


* Filed herewith