Form 10-Q
period 1999-01-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1999-03-17
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes     No
                                   ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at February 26, 1999
Common Stock, $.01 Par Value                           17,353,446 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED JANUARY 31, 1999


PART I   FINANCIAL INFORMATION                                          Page No.

Item 1   Interim Financial Statements

             Condensed Consolidated Balance Sheets as of                    1
             January 31, 1999 (unaudited) and October 31, 1998

             Condensed Consolidated Statements of Operations                2
             (unaudited) for the three month periods ended
             January 31, 1999 and January 31, 1998

             Consolidated Statement of Comprehensive Income                 3
             (unaudited) for the three month periods ended
             January 31, 1999 and January 31, 1998

             Consolidated Statement of Shareholders' Equity                 4
             (unaudited) for the three month period ended
             January 31, 1999

             Condensed Consolidated Statements of Cash Flows                5
             (unaudited) for the three month periods ended
             January 31, 1999 and January 31, 1998

             Notes to Interim Consolidated Financial                        6
             Statements (unaudited)

Item 2   Management's Discussion and Analysis of Financial                  9
         Condition and Results of Operations

PART II  OTHER INFORMATION                                                 13

SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                 January 31,   October 31,
                                                                                                       1999          1998
                                                                                                  ---------     ---------
   ASSETS                                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                                      $   9,030     $  13,883
   Short-term investments                                                                            14,864        14,519
   Accounts receivable, billed, net                                                                  30,109        28,792
   Accounts receivable, unbilled, net                                                                29,353        26,201
   Other current assets                                                                               4,940         6,361
                                                                                                  ---------     ---------
       Total current assets                                                                          88,296        89,756

Property and equipment, net                                                                           6,283         6,687
Capitalized software costs, net                                                                       4,863         4,203
Goodwill, net                                                                                        11,601        11,742
Other assets                                                                                          5,319         5,414
                                                                                                  ---------     ---------

           Total assets                                                                           $ 116,362     $ 117,802
                                                                                                  =========     =========


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                          $  12,337     $  15,864
   Deferred revenue                                                                                   5,826         5,876
   Deferred income taxes                                                                             11,500        11,307
                                                                                                  ---------     ---------
       Total current liabilities                                                                     29,663        33,047

Other liabilities                                                                                     1,430         1,486
                                                                                                  ---------     ---------
       Total liabilities                                                                             31,093        34,533


Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                         0             0
   Common stock - $.01 par value; 45,000,000 shares authorized;
      18,402,446 shares issued and 17,353,446 shares outstanding at January 31, 1999;
      18,332,367 shares issued and 17,283,367 shares outstanding at October 31, 1998                    184           183
   Capital in excess of par value                                                                    71,528        71,134
   Retained earnings                                                                                 21,201        19,595
   Unrealized appreciation on short-term investments                                                    106           107
                                                                                                  ---------     ---------
                                                                                                     93,019        91,019
   Less treasury stock, at cost (1,049,000 shares at January 31, 1999 and October 31, 1998)          (7,750)       (7,750)
                                                                                                  ---------     ---------
       Total shareholders' equity                                                                    85,269        83,269
                                                                                                  ---------     ---------

           Total liabilities and shareholders' equity                                             $ 116,362     $ 117,802
                                                                                                  =========     =========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three months ended
                                                                            January 31,
                                                                        ------------------
                                                                           1999       1998
                                                                        -------    -------
Revenue                                                                 $27,369    $25,037
                                                                        -------    -------
Cost of services:
    Compensation                                                         15,331     14,412
    Data processing                                                       1,835      2,506
    Occupancy                                                             2,188      2,254
    Other                                                                 5,400      4,332
                                                                        -------    -------
                                                                         24,754     23,504
                                                                        -------    -------
        Operating margin before amortization of intangibles               2,615      1,533

Amortization of intangibles                                                 200        523
                                                                        -------    -------
        Operating income                                                  2,415      1,010

Net interest and net other income                                           308        460
                                                                        -------    -------
        Income before income taxes                                        2,723      1,470

Income tax expense                                                        1,117        591
                                                                        -------    -------
        Net income                                                      $ 1,606    $   879
                                                                        =======    =======

Earnings per share data:
    Basic:
          Basic earnings per share                                      $  0.09    $  0.05
                                                                        =======    =======
          Weighted average common shares outstanding                     17,310     17,347
                                                                        =======    =======

     Diluted:
          Diluted earnings per share                                    $  0.09    $  0.05
                                                                        =======    =======
         Weighted average common shares and common share equivalents     17,848     17,519
                                                                        =======    =======

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                Three months ended
                                                                    January 31,
                                                                -------------------
                                                                   1999        1998
                                                                -------     -------
Net income                                                      $ 1,606     $   879

Other comprehensive income:
    Unrealized appreciation (loss) on short-term investments         (1)         77
                                                                -------     -------
Comprehensive income                                            $ 1,605     $   956
                                                                =======     =======

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                   (UNAUDITED)



                                               Common Stock                                 Unrealized
                                            -------------------   Capital In            Appreciation (Loss)               Total
                                            # of Shares    Par     Excess Of  Retained     on Short-term     Treasury  Shareholders'
                                              Issued      Value    Par Value  Earnings      Investments        Stock      Equity
                                            ----------   -------  ----------  --------      ----------      --------    ----------
Balance at October 31, 1998                 18,332,367   $   183  $   71,134  $ 19,595      $      107      $ (7,750)   $   83,269

    Net income                                       0         0           0     1,606               0             0         1,606

    Stock option activity                       38,663         1         205         0               0             0           206

    Employee stock purchase plan activity       31,416         0         160         0               0             0           160

    Disqualifying dispositions                       0         0          29         0               0             0            29

    Depreciation on short-term investments           0         0           0         0              (1)            0            (1)
                                            ----------   -------  ----------  --------      ----------      --------    ----------
Balance at January 31, 1999                 18,402,446   $   184  $   71,528  $ 21,201      $      106      $ (7,750)   $   85,269
                                            ==========   =======  ==========  ========      ==========      ========    ==========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Three months ended
                                                                       January 31,
                                                                  ---------------------
                                                                      1999         1998
                                                                  --------     --------
Net cash used in operating activities                             $ (3,707)    $ (1,769)
                                                                  --------     --------

Investing activities:
    Capital asset expenditures                                        (222)        (238)
    Software capitalization                                           (945)        (593)
    Net purchases of short-term investments                           (345)        (883)
                                                                  --------     --------
           Net cash used in investing activities                    (1,512)      (1,714)
                                                                  --------     --------

Financing activities:
    Proceeds from issuance of common stock                             160            3
    Proceeds from exercise of stock options                            206           76
    Common stock repurchases                                             0       (1,500)
                                                                  --------     --------
           Net cash provided by (used in) financing activities         366       (1,421)
                                                                  --------     --------
           Net decrease in cash and cash equivalents                (4,853)      (4,904)

Cash and cash equivalents at beginning of period                    13,883       20,694
                                                                  --------     --------
Cash and cash equivalents at end of period                        $  9,030     $ 15,790
                                                                  ========     ========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




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

      These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 1998 included in the Company's Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission (the "Commission").



2.    Supplemental Cash Flow Disclosures

      Cash paid for income taxes during the quarters ended January 31, 1999 and 1998 was $113,000 and $774,000, respectively.

      The Company recorded $29,000 and $0 for the three months ended January 31, 1999 and 1998, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in a like amount.



3.    Earnings Per Share

      Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three month periods ended January 31, 1999 and 1998, respectively, is presented below.

($ in thousands, except per share data)                      Three months ended
                                                                 January 31,
                                                            --------------------
                                                               1999         1998
                                                            -------      -------
Numerator:
   Net Income                                               $ 1,606      $   879
                                                            =======      =======

Denominator:
   Weighted average common shares                            17,310       17,347

         Potential common shares: stock options                 538          172
                                                            -------      -------

   Weighted average common shares and
   common share equivalents                                  17,848       17,519
                                                            =======      =======

Basic earnings per share                                    $  0.09      $  0.05
                                                            =======      =======

Diluted earnings per share                                  $  0.09      $  0.05
                                                            =======      =======


4.    Legal Proceedings

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

      On June 1, 1998, MedE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was recently developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, seeks
      (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. Discovery has commenced and the Company intends to vigorously contest plaintiff's claims. Pursuant to the Rules of the Court, this matter has been referred to a court-appointed mediator, who in the context of non-binding mediation and independent of the Court proceeding, will attempt to assist in settling the matter or narrowing the issues between the parties. Absent a settlement of this matter through mediation, the Company intends to continue its vigorous defense of this lawsuit.

      On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that, as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998, filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed in December 1998. The motions are scheduled to be heard by the Court in April 1999. The Company intends to continue its vigorous defense of this lawsuit.

      The Company is a party to several other legal proceedings. In the opinion of the Company's management, none of these other proceedings is expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMS, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMS to contain costs in view of its revised revenue outlook to grow internally or by acquisition and to integrate acquired businesses into the HMS group of companies; (iii) the uncertainties of litigation; (iv) HMS's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMS's business; (vi) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of HMS to deal with the Year 2000 Problem on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

Consolidated revenue for the first quarter of fiscal year 1999 of $27,369,000 represents an increase of $2,332,000 or 9% from the comparable period in 1998. The Company's Transfer Payment Services ("TPS") division, which includes the Provider Transfer Payment and Payor Transfer Payment business units, accounted for $14,476,000 or 53% of the Company's consolidated revenue for the first fiscal quarter of 1999, an increase of $1,606,000 or 12% from the comparable period in 1998. Of these amounts, the Provider Transfer Payment unit revenue totaled $8,620,000, an increase of $62,000 or 1% from the comparable period in 1998 and the Payor Transfer Payment unit revenue totaled $5,856,000, an increase of $1,544,000 or 36% from the comparable period in 1998. The Payor Transfer Payment unit revenue increase resulted primarily from clients generating revenue in this quarter but not in last year's corresponding period and from scope enhancements for existing clients.

Revenue from the Software Systems and Services ("Software") division, comprised of the Decision Support Software ("DSS") and Managed Care Information Systems ("MCIS") business units, totaled $12,893,000 or 47% of the Company's consolidated revenue for the first fiscal quarter of 1999, an increase of $726,000 or 6% from the comparable period in 1998. Revenue from the DSS business unit was $6,540,000, a decrease of $363,000 or 5% from the robust comparable period in 1998, while revenue from the MCIS business unit increased $1,089,000 to $6,353,000, an increase of 21% from the comparable period in 1998, largely as a result of the implementation of an outsourcing engagement priced on the basis of monthly membership and for which the continuing implementation schedule is currently the subject of active discussion, the outcome of which is not certain.

Cost of services for the first fiscal quarter of 1999 of $24,754,000, increased $1,250,000 or 5% from the comparable period in 1998. The increase in cost of services reflects increases in Compensation and Other expenses, partially offset by decreases in Data Processing and Occupancy expenses. Compensation expense, the Company's largest expense component, totaled $15,331,000 for the first fiscal quarter of 1999, an increase of $919,000 or 6% over the comparable period in 1998. This increase was principally attributable to increases in headcount associated with the generation of new revenue and increases in average salaries to reflect prevailing market conditions. Data processing expense was $1,835,000, a decrease of $671,000 or 27% over the comparable period in 1998. This decrease was primarily attributable to: the continued consolidation by the Company of its data processing platforms and reduced support of older versions of the Company's systems, products and services; the capitalization of additional software development costs; and the timing differences associated with amortization of multiple-period maintenance and software license fees. Other operating expense for the first fiscal quarter of 1999 was $5,400,000, an increase of $1,068,000 or 25% over the comparable period in 1998. The increase was primarily attributable to direct project costs for subcontractor expense incurred in connection with the Company's realization of increased revenue, while an increase in the allowance for doubtful accounts was in line with increases in revenue and accounts receivable and was more than offset by the savings in professional fees and employee related costs, including recruiting fees and activities.

As a result of the above factors, operating margin for the first fiscal quarter of 1999, before amortization of intangible assets, increased to $2,615,000, an increase of $1,082,000 or 71% from the comparable period in 1998.

Amortization of intangible assets for the first fiscal quarter of 1999 was $200,000, a decrease of $323,000 or 62% from the comparable period in 1998. The decrease was due primarily to completion, in fiscal year 1998, of the amortization of software related to the Company's acquisition of HSA Managed Care Systems, Inc. (now the MCIS business unit) in 1997.

Net interest and net other income in the first fiscal quarter of 1999 was $308,000, a decrease of $152,000 or 33% over the comparable period in 1998, based upon both lower cash balances and interest rates.

Income tax expense for the first fiscal quarter of 1999 was $1,117,000, an increase of $526,000 or 89% from the comparable period in 1998. The increase in income tax expense was due primarily to the Company's higher pre-tax profit for the first fiscal quarter of 1999.

As a result of the above factors, net income for the first fiscal quarter of 1999 increased to $1,606,000, an increase of $727,000 or 83% from the comparable period in 1998. Diluted earnings per share for the first quarter of 1999 was $0.09, an increase of $0.04 or 80% from the comparable period in 1998.


Liquidity and Capital Resources

At January 31, 1999, the Company had $58,633,000 in net working capital, an increase of $1,924,000 over the level at October 31, 1998. The Company's principal sources of liquidity at January 31, 1999 consisted of cash, cash equivalents, and short-term investments aggregating $23,894,000, net accounts receivable of $59,462,000, and $30,000,000 available under a line of credit with a major bank. Accounts receivable at January 31, 1999 reflected an increase of $4,469,000 or 8% from the October 31, 1998 balance. The increase in accounts receivables resulted primarily from a combination of a backlog in converting unbilled accounts receivable to billed accounts receivable and from revenue increases in the Payor Transfer Payment unit.

The Company's bank line of credit expires on July 15, 1999. Although the Company intends to secure a new line of credit at that time, there can be no assurance that the Company will be able to do so on acceptable terms.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company repurchases these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased during the current fiscal quarter ended January 31, 1999, as the Company seeks to secure a new or renewed credit facility before reconsidering the further purchase of shares pursuant to the original authorization by the Board.



Year 2000

In common with many other organizations, the "Year 2000 ("Y2K") computer issue" creates risks for the Company. To address these Y2K issues, the Company formulated a plan and began work at the end of 1997. The Company put in place a working committee to track implementation of the plan. Activities included in this plan are intended to encompass all major categories of systems in use by the Company, including those entailed in the performance of product development, operations, sales, finance, and human resources. Interactions with major suppliers of products and services have been identified and the Company is working to ensure uninterrupted delivery to the Company of the requisite products and services. The Company has purchased and installed Y2K compliant security, elevator and fire alarm systems in its New York City office and is currently implementing new financial and human resource information systems throughout the enterprise. These management information systems were purchased in 1998 and were already Y2K compliant.

The Company is working with its clients to ensure a smooth transition to the next millennium. As well, the Company responded to the enactment of the Y2K Information and Disclosure Act ("Y2K Act") on October 19, 1998. The purpose of the Y2K Act is to encourage and promote disclosure regarding Y2K issues and to provide limitations for claims on tort liability.

Contingency plans for all potential single points of disruption have been or are being developed and implemented. It is expected that assessment and redemption will be completed in sufficient time to ensure the Company's provision of service without interruption due to the onset of the year 2000. The Company is seeking to complete its Y2K remediation work in accordance with a schedule which is responsive to the time sensitivity of the clients, seeking first to complete work on engagements where the Company's interactions with the clients are on a concurrent (in contrast to a retrospective) basis. To the extent that the Company has not developed an adequate plan for any particular contingency, the Company believes its capacity to stage, resequence and reschedule much of its operational processing work should enable mitigation, in whole or part, of the potential long-term negative impact on its clients and the Company.

The Company has designed and tested the most current versions of its products for Y2K Compliance. The Company is now migrating to its most current versions those of the Company's products running on versions not Y2K compliant. The Company is utilizing the migration to Y2K compliant systems as the catalyst for a consolidation of various of the Company's disparate systems -- thereby reducing the number of product versions which require updating for the Y2K problem. A substantial amount of conversion work for the Provider Transfer Payment business unit remains to be completed, though not all of it must be concluded by the end of 1999. As well, a number of the Company's customers are running product versions that are not Y2K compliant. While the Company has provided its clients with viable plans for migration to Y2K compliant versions and has been encouraging such customers to adopt such plans, it is possible that various of the Company's clients will not adopt the recommended plan of migration, potentially entailing either increased costs to the Company or loss of revenue by the Company. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Y2K problems, which could cause fluctuations or diminution in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that could result in material, additional future costs to the Company. Moreover, assessment of whether a complete system will operate correctly depends on the capabilities and interoperability of the hardware and software components comprising the system; for most end-users, this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Y2K capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Y2K issues and it is anticipated that these expenditures will continue through 1999 and thereafter.

The costs incurred to date related to these programs are difficult to isolate but are estimated at less than $1,000,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2,000,000. The total cost estimate does not include potential costs related to any customer claims, or other claims or the cost of internal software and hardware replaced in the normal course of business, nor does this estimate include the costs associated with the consolidation (to the maximum practicable extent) by the two Transfer Payment business units of their respective product versions into a consolidated version for each business unit. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to afford a timely solution to Y2K capability issues. Because the factors involved are complex and frequently not readily separable, it is difficult to determine which of the Company's multiple development activities are properly allocable to the solution of Y2K problems. The Company's cost estimates are based on an assessment of the current situation and are subject to future revision.

The expenses incurred by the Company to identify and address the Y2K matters discussed above, or the expenses or liabilities to which the Company may become subject as a result of such matters, could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, there can be no assurance that failure to ensure Y2K capability by a supplier, client or another third party would not have a material adverse effect on the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk -- None

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings -- See Note 4 of the Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings

Item 2. Changes in Securities -- None

Item 3. Defaults Upon Senior Securities -- Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 17, 1999                    HEALTH MANAGEMENT SYSTEMS, INC.
                                        --------------------------------
                                                  (Registrant)



                                        By: /s/ Paul J. Kerz
                                        -------------------------------------
                                        Paul J. Kerz
                                        President and Chief Executive Officer

                                        By: /s/ Alan L. Bendes
                                        -------------------------------------
                                        Alan L. Bendes
                                        Senior Vice President and
                                        Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit Number    Description of Exhibit to Interim Consolidated Financial
                  Statements

      27 Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)