Form 10-Q
period 1999-04-30
HEALTH MANAGEMENT SYSTEMS INC
filed 1999-06-10
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1999


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

                 Class                       Outstanding at May 28, 1999
      Common Stock, $.01 Par Value                17,371,452 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED APRIL 30, 1999


                                                                                        Page No.
PART I  FINANCIAL INFORMATION

Item 1  Interim Financial Statements

             Condensed Consolidated Balance Sheets as of April 30, 1999 (unaudited)         1
             and October 31, 1998

             Condensed Consolidated Statements of Operations (unaudited) for the            2
             three month and six month periods ended April 30, 1999 and April 30,
             1998

             Consolidated Statement of Comprehensive Income (unaudited) for the             3
             three month and six month periods ended April 30, 1999 and April 30,
             1998

             Consolidated Statement of Shareholders' Equity (unaudited) for the six         4
             month period ended April 30, 1999

             Condensed Consolidated Statements of Cash Flows (unaudited) for the            5
             three month and six month periods ended April 30, 1999 and April 30,
             1998

             Notes to Interim Consolidated Financial Statements (unaudited)                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of          9
        Operations

PART II OTHER INFORMATION                                                                   14

SIGNATURES                                                                                  15

EXHIBIT INDEX                                                                               16

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)


                                                                                                April 30,      October 31,
                                                                                                  1999            1998
                                                                                                ---------      -----------
                                                                                               (unaudited)
   ASSETS
Current assets:
    Cash and cash equivalents                                                                   $   9,695       $  13,883
    Short-term investments                                                                         19,484          14,519
    Accounts receivable, billed, net                                                               27,090          28,792
    Accounts receivable, unbilled, net                                                             30,187          26,201
    Other current assets                                                                            4,657           6,361
                                                                                                ---------       ---------
        Total current assets                                                                       91,113          89,756

Property and equipment, net                                                                         6,559           6,687
Capitalized software costs, net                                                                     5,666           4,203
Goodwill, net                                                                                      11,461          11,742
Other assets                                                                                        5,039           5,414
                                                                                                ---------       ---------

            Total assets                                                                        $ 119,838       $ 117,802
                                                                                                =========       =========


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                       $  14,236       $  15,864
    Deferred revenue                                                                                5,039           5,876
    Deferred income taxes                                                                          12,108          11,307
                                                                                                ---------       ---------
        Total current liabilities                                                                  31,383          33,047

Other  liabilities                                                                                  1,410           1,486
                                                                                                ---------       ---------
        Total liabilities                                                                          32,793          34,533
                                                                                                ---------       ---------


Shareholders' equity:
    Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                                  0               0
    Common stock - $.01 par value; 45,000,000 shares authorized;
       18,420,452 shares issued and 17,371,452 shares outstanding at April 30, 1999;
       18,332,367 shares issued and 17,283,367 shares outstanding at October 31, 1998                 184             183
    Capital in excess of par value                                                                 71,528          71,134
    Retained earnings                                                                              23,004          19,595
    Accumulated other comprehensive income                                                             79             107
                                                                                                ---------       ---------
                                                                                                   94,795          91,019
    Less treasury stock, at cost (1,049,000 shares at April 30, 1999 and October 31, 1998)         (7,750)         (7,750)
                                                                                                ---------       ---------
        Total shareholders' equity                                                                 87,045          83,269
                                                                                                ---------       ---------

            Total liabilities and shareholders' equity                                          $ 119,838       $ 117,802
                                                                                                =========       =========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           Three months ended         Six months ended
                                                                               April 30,                 April 30,
                                                                          --------------------      --------------------
                                                                            1999         1998         1999         1998
                                                                          -------      -------      -------      -------
Revenue                                                                   $28,857      $25,636      $56,226      $50,673
                                                                          -------      -------      -------      -------

Cost of services:
    Compensation                                                           16,414       14,754       31,745       29,166
    Data processing                                                         1,704        2,232        3,539        4,741
    Occupancy                                                               2,209        2,414        4,397        4,668
    Other                                                                   5,499        4,123       10,899        8,460
                                                                          -------      -------      -------      -------
                                                                           25,826       23,523       50,580       47,035
                                                                          -------      -------      -------      -------

        Operating margin before amortization of intangibles                 3,031        2,113        5,646        3,638

Amortization of intangibles                                                   200          504          400        1,027
                                                                          -------      -------      -------      -------

        Operating income                                                    2,831        1,609        5,246        2,611

Net interest and net other income                                             289          460          597          920
                                                                          -------      -------      -------      -------

        Income before income taxes                                          3,120        2,069        5,843        3,531

Income tax expense                                                          1,317          884        2,434        1,474
                                                                          -------      -------      -------      -------

        Net income                                                        $ 1,803      $ 1,185      $ 3,409      $ 2,057
                                                                          =======      =======      =======      =======


Earnings per share data:
    Basic:
          Basic earnings per share                                        $  0.10      $  0.07      $  0.20      $  0.12
                                                                          =======      =======      =======      =======
          Weighted average common shares outstanding                       17,360       17,361       17,334       17,354
                                                                          =======      =======      =======      =======

     Diluted:
          Diluted earnings per share                                      $  0.10      $  0.07      $  0.19      $  0.12
                                                                          =======      =======      =======      =======
         Weighted average common shares and common share equivalents       17,402       18,094       17,485       17,807
                                                                          =======      =======      =======      =======


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Three months ended       Six months ended
                                                                     April 30,               April 30,
                                                                -------------------     -------------------
                                                                  1999        1998        1999        1998
                                                                -------     -------     -------     -------
Net income                                                      $ 1,803     $ 1,185     $ 3,409     $ 2,057

Other comprehensive income, net of tax:
    Unrealized appreciation (loss) on short-term investments        (27)        (27)        (28)         50
                                                                -------     -------     -------     -------

Comprehensive income                                            $ 1,776     $ 1,158     $ 3,381     $ 2,107
                                                                =======     =======     =======     =======


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                        Common Stock                                   Accumulated
                                 ------------------------   Capital In                    Other                           Total
                                 # of Shares       Par       Excess Of    Retained    Comprehensive       Treasury    Shareholders'
                                    Issued        Value      Par Value    Earnings        Income            Stock        Equity
                                 -----------      -----     ----------    --------    -------------       --------    -------------
Balance at October 31, 1998       18,332,367   $      183   $   71,134   $   19,595     $      107       $   (7,750)   $   83,269

     Net income                            0            0            0        3,409              0                0         3,409

     Stock option activity            39,163            1          205            0              0                0           206

     Employee stock purchase
       plan activity                  48,922            0          160            0              0                0           160

     Disqualifying dispositions            0            0           29            0              0                0            29

     Unrealized loss on
       short-term investments              0            0            0            0            (28)               0           (28)

                                  ----------   ----------   ----------   ----------     ----------       ----------    ----------
Balance at April 30, 1999         18,420,452   $      184   $   71,528   $   23,004     $       79       $   (7,750)   $   87,045
                                  ==========   ==========   ==========   ==========     ==========       ==========    ==========

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)
                                   (unaudited)


                                                                         Six months ended
                                                                             April 30,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
Net cash provided by (used in) operating activities                  $  3,641       $   (356)
                                                                     --------       --------

Investing activities:
     Capital asset expenditures                                        (1,194)          (567)
     Software capitalization                                           (2,008)        (1,355)
     Net purchases of short-term investments                           (4,993)        (1,131)
                                                                     --------       --------
                       Net cash used in investing activities           (8,195)        (3,053)
                                                                     --------       --------

Financing activities:
     Proceeds from issuance of common stock                               160             47
     Proceeds from exercise of stock options                              206          1,982
     Common stock repurchases                                               0         (1,602)
                                                                     --------       --------
                      Net cash provided by financing activities           366            427
                                                                     --------       --------

                      Net decrease in cash and cash equivalents        (4,188)        (2,982)
Cash and cash equivalents at beginning of period                       13,883         20,694
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  9,695       $ 17,712
                                                                     ========       ========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Unaudited Interim Financial Information

     The management of Health Management Systems, Inc. ("HMS" or the "Company") is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year.

     These unaudited interim consolidated financial statements should be read in conjunction with: the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 1998 included in the Company's Annual Report on Form 10-K for such year; and the unaudited interim consolidated financial statements of the Company as of and for the quarterly period ended January 31, 1999 included in the Company's Quarterly Report on Form 10-Q, both as filed with the Securities and Exchange Commission (the "Commission").



2.   Supplemental Cash Flow Disclosures

     Cash paid for income taxes during the six months ended April 30, 1999 and 1998 was $316,000 and $2,417,000 respectively.

     The Company recorded $29,000 and $383,000 for the six months ended April 30, 1999 and 1998, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.



3.   Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three month periods and six month periods ended April 30, 1999 and 1998, respectively, is presented below.

($ in thousands, except per share data)            Three months ended     Six months ended
                                                        April 30,             April 30,
                                                   ------------------    ------------------
                                                     1999       1998       1999       1998
                                                   -------    -------    -------    -------
Numerator:
   Net Income                                      $ 1,803    $ 1,185    $ 3,409    $ 2,057
                                                   =======    =======    =======    =======

Denominator:
   Weighted average common shares                   17,360     17,361     17,334     17,354

         Potential common shares: stock options         42        733        151        453
                                                   -------    -------    -------    -------

   Weighted average common shares and
   common share equivalents                         17,402     18,094     17,485     17,807
                                                   =======    =======    =======    =======

Basic earnings per share                           $  0.10    $  0.07    $  0.20    $  0.12
                                                   =======    =======    =======    =======

Diluted earnings per share                         $  0.10    $  0.07    $  0.19    $  0.12
                                                   =======    =======    =======    =======


4.   Legal Proceedings

     In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court of the Southern District of New York, which reiterates plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the second Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding has been reassigned to another judge and oral argument has been scheduled for June 11, 1999. The Company intends to continue its vigorous defense of this lawsuit.

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

     Discovery has commenced and the Company intends to vigorously contest plaintiff's claims. Pursuant to the Rules of the Court, this matter has been referred to a court-appointed mediator, who in the context of non-binding mediation and independent of the Court proceeding, will attempt to assist in settling the matter or narrowing the issues between the parties. A number of sessions with counsel and the experts retained by both parties have been held and another session has been scheduled for late June. Absent a settlement of this matter through mediation, the Company intends to continue its vigorous defense of this lawsuit.

     On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that, as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998, filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed in December 1998. Oral argument on the motions was heard by the Court on April 22, 1999 and the motions are now sub judice. The Company intends to continue its vigorous defense of this lawsuit.

     Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

Consolidated revenue for the second fiscal quarter of fiscal year 1999 of $28,857,000 represents an increase of $3,221,000 or 13% from the comparable period in 1998. The Company's Revenue Services division (previously known as the Transfer Payment Services division), which includes the Provider revenue services group and Payor revenue services group, accounted for $15,993,000 or 55% of the Company's consolidated revenue for the second fiscal quarter of 1999, an increase of $1,644,000 or 11% from the comparable period in 1998. Of these amounts, the Provider revenue services group revenue totaled $9,567,000, an increase of $1,064,000 or 13% from the comparable period in 1998 and the Payor revenue services group revenue totaled $6,426,000, an increase of $580,000 or 10% from the comparable period in 1998. The revenue increases realized by each of these two groups comprising the Revenue Services division were a result of both (1) "new clients," defined as clients generating revenue in the second quarter of fiscal year 1999 who were not revenue generating clients in the second quarter of fiscal year 1998, and (2) delivery of services of expanded scope to "existing clients," defined as clients who generated revenue in the prior year comparable period.

Revenue from the Software Systems and Services ("Software") division, comprised of the Decision Support group and the Payor Systems group (formerly known as the Managed Care Information Systems business unit, or MCIS), totaled $12,864,000 or 45% of the Company's consolidated revenue for the second fiscal quarter of 1999, an increase of $1,577,000 or 14% from the comparable period in 1998. Revenue from the Decision Support group was $5,111,000, a decrease of $624,000 or 11% from the comparable period in 1998, while revenue from the Payor Systems group increased $2,201,000 to $7,753,000, an increase of 40% from the comparable period in 1998. The decrease in the Decision Support group revenue is thought to be largely the result of an elongated sales cycle occasioned by client concern over "Y2K" risk, thereby leading to deferrals in anticipated contract closings. The decrease in Decision Support group revenue was more than offset by the increased revenue realized in the Payor Systems group, with approximately one half of the increased revenue in the Payor Systems group attributable to the group's earning a non-recurring revenue incentive bonus from one client.

Cost of services for the second fiscal quarter of 1999 of $25,826,000, increased $2,303,000 or 10% from the comparable period in 1998. The increase in cost of services reflects increases in Compensation and Other expenses, partially offset by decreases in Data Processing and Occupancy expenses. Compensation expense, the Company's largest expense component, totaled $16,414,000 for the second fiscal quarter of 1999, an increase of $1,660,000 or 11% over the comparable period in 1998. This increase was principally attributable to increases in headcount associated with the 13% increase in revenue and to increases in average salaries to reflect prevailing market conditions. Data processing expense was $1,704,000, a decrease of $528,000 or 24% over the comparable period in 1998. This decrease was primarily attributable to: the continued consolidation by the Company of its data processing platforms and reduced support of older versions of the Company's systems, products and services; the capitalization of additional software development costs; and the timing differences associated with amortization of multiple-period maintenance and software license fees. Other operating expense for the second fiscal quarter of 1999 was $5,499,000, an increase of $1,376,000 or 33% over the comparable period in 1998. The increase was primarily attributable to direct project costs for subcontractor expense incurred in connection with the Company's realization of increased revenue, while an increase in the allowance for doubtful accounts was in line with increases in revenue and accounts receivable and was more than offset by the savings in professional fees and employee related costs, including recruiting fees.

As a result of the above factors, operating margin for the second fiscal quarter of 1999, before amortization of intangible assets, increased to $3,031,000, an increase of $918,000 or 43% from the comparable period in 1998.

Amortization of intangible assets for the second fiscal quarter of 1999 was $200,000, a decrease of $304,000 or 60% from the comparable period in 1998. The decrease was due primarily to completion, in fiscal year 1998, of the amortization of software related to the Company's acquisition of HSA Managed Care Systems, Inc. (now the Payor Systems group) in 1997.

Net interest and net other income in the second fiscal quarter of 1999 was $289,000, a decrease of $171,000 or 37% over the comparable period in 1998, based upon both lower cash balances and interest rates.

Income tax expense for the second fiscal quarter of 1999 was $1,317,000, an increase of $433,000 or 49% from the comparable period in 1998. The increase in income tax expense was due primarily to the Company's higher pre-tax profit for the second fiscal quarter of 1999.

As a result of the above factors, net income for the second fiscal quarter of 1999 increased to $1,803,000, an increase of $618,000 or 52% from the comparable period in 1998. Thus, diluted earnings per share for the second fiscal quarter of 1999 was $0.10, an increase of $0.03 or 43% from the comparable period in 1998.



Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

Consolidated revenue for the six months ended April 30, 1999 of $56,226,000 represents an increase of $5,553,000 or 11% from the comparable period in 1998. The Revenue Services division accounted for $30,469,000 or 54% of the consolidated revenue for the six months ended April 30, 1999, an increase of $3,250,000 or 12% from the comparable period in 1998. Of these amounts, the Provider revenue services group revenue totaled $18,187,000, an increase of $1,126,000 or 7% from the comparable period in 1998 and the Payor revenue services group revenue totaled $12,282,000, an increase of $2,124,000 or 21% from the comparable period in 1998. The revenue increases realized by each of these two groups comprising the Revenue Services division were a result of both
(1) new clients, and (2) delivery of services of expanded scope to existing clients.

Revenue from the Software Systems and Services division totaled $25,757,000 or 46% of the Company's consolidated revenue for the six months ended April 30, 1999, an increase of $2,303,000 or 10% from the comparable period in 1998. Revenue from the Decision Support group was $11,651,000, a decrease of $987,000 or 8% from the comparable period in 1998, while revenue from the Payor Systems group increased $3,290,000 to $14,106,000, an increase of 30% from the comparable period in 1998. The decrease in the Decision Support group is attributable to both what is perceived as client reluctance to make decisions regarding the implementation of new software in the year immediately preceding the "Y2K" conversion combined with a robust first quarter of the prior year. The decrease in Decision Support group revenue was more than offset by the increased revenue realized in the Payor Systems group, with approximately one third of the increased revenue in the Payor Systems group attributable to the group's earning a non-recurring revenue incentive bonus from one client.

Cost of services for the six months ended April 30, 1999 of $50,580,000, increased $3,545,000 or 8% from the comparable period in 1998. The increase in cost of services reflects increases in Compensation and Other expenses, partially offset by decreases in Data Processing and Occupancy expenses. Compensation expense totaled $31,745,000 for the six months ended April 30, 1999, an increase of $2,579,000 or 9% over the comparable period in 1998, principally attributable to increases in headcount associated with the generation of new revenue and increases in average salaries to reflect prevailing market conditions. Data processing expense was $3,539,000, a decrease of $1,202,000 or 25% over the comparable period in 1998. As noted previously, this favorable decrease was primarily attributable to: the continued consolidation by the Company of its data processing platforms and reduced support of older versions of the Company's systems, products and services; the capitalization of additional software development costs; and the timing differences associated with amortization of multiple-period maintenance and software license fees. Other operating expense for the six months ended April 30, 1999 was $10,899,000, an increase of $2,439,000 or 29% over the comparable period in 1998. As also noted previously, this increase was primarily attributable to direct project costs for subcontractor expense incurred in connection with the Company's realization of increased revenue, while an increase in the allowance for doubtful accounts was in line with increases in revenue and accounts receivable and was more than offset by the savings in professional fees and employee related costs, including recruiting fees and activities.

As a result of the above factors, operating margin for the six months ended April 30, 1999, before amortization of intangible assets, increased to $5,646,000, an increase of $2,008,000 or 55% from the comparable period in 1998.

Amortization of intangible assets for the six months ended April 30, 1999 was $400,000, a decrease of $627,000 or 61% from the comparable period in 1998. As previously noted, the decrease was due primarily to completion, in fiscal year 1998, of the amortization of software related to the Company's acquisition of HSA Managed Care Systems, Inc. (now the Payor Systems group) in 1997.

Net interest and net other income in the six months ended April 30, 1999 was $597,000, a decrease of $323,000 or 35% over the comparable period in 1998, based upon both lower cash balances and interest rates.

Income tax expense for the six months ended April 30, 1999 was $2,434,000, an increase of $960,000 or 65% from the comparable period in 1998. The increased income tax expense was due primarily to the Company's higher pre-tax profit for the period.

As a result of the above factors, net income for the six months ended April 30, 1999 increased to $3,409,000, an increase of $1,352,000 or 66% from the comparable period in 1998. Diluted earnings per share for the six months ended April 30, 1999 was thus $0.19, an increase of $0.07 or 58% from the comparable period in 1998.

Liquidity and Capital Resources

At April 30, 1999, the Company had $59.7 million in net working capital, an increase of $3.0 million over the level at October 31, 1998. The Company's principal sources of liquidity at April 30, 1999 consisted of cash, cash equivalents, and short-term investments aggregating $29.2 million, net accounts receivable of $57.3 million and $30 million available under a line of credit with a major bank. Accounts receivable at April 30, 1999 increased $2.3 million or 4% from the October 31, 1998 balance, increasing at a lesser rate than the revenue increased during the period as a result of improved collection results.

The Company's bank line of credit expires on July 15, 1999. Although the Company intends to secure a new line of credit at that time, there can be no assurance that the Company will be able to do so on acceptable terms.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company repurchases these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased during the six months ended April 30, 1999, as the Company seeks to secure a new or renewed credit facility before reconsidering the further purchase of shares pursuant to the original authorization by the Board.



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

The Company has designed and tested the most current versions of its products for Y2K compliance. The Company is now migrating to its most current versions those of the Company's products running on versions not Y2K compliant. The Company is utilizing the migration to Y2K compliant systems as the catalyst for a consolidation of various of the Company's disparate systems -- thereby reducing the number of product versions which require updating for the Y2K problem. A substantial amount of conversion work for the Provider revenue services group remains to be completed, though not all of it must be concluded by the end of 1999. As well, a number of the Company's customers are running product versions that are not Y2K compliant. While the Company has provided its clients with viable plans for migration to Y2K compliant versions and has been encouraging such customers to adopt such plans, it is possible that various of the Company's clients will not adopt the recommended plan of migration, potentially entailing either increased costs to the Company or loss of revenue by the Company. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Y2K problems, which could cause fluctuations or diminution in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that could result in material, additional future costs to the Company. Moreover, assessment of whether a complete system will operate correctly depends on the capabilities and interoperability of the hardware and software components comprising the system; for most end-users, this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Y2K capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Y2K issues and it is anticipated that these expenditures will continue through 1999 and thereafter.

The costs incurred to date related to these programs are difficult to isolate but are estimated at approximately $1,300,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2,500,000. The total cost estimate does not include potential costs related to any customer claims, other claims or the cost of internal software and hardware replaced in the normal course of business, nor does this estimate include the costs associated with the consolidation (to the maximum practicable extent) by the two Revenue Services groups of their respective product versions into a consolidated version for each group. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to afford a timely solution to Y2K capability issues. Because the factors involved are complex and frequently not readily separable, it is difficult to determine which of the Company's multiple development activities are properly allocable to the solution of Y2K problems. The Company's cost estimates are based on an assessment of the current situation and are subject to future revision.

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings -- See Note 4 of the Notes to Interim Consolidated
           Financial Statements for discussion of certain pending legal proceedings

Item 2.  Changes in Securities  -- None

Item 3.  Defaults Upon Senior Securities  -- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders -- The Annual
           Meeting ("Meeting") of Shareholders of the Company was held on March 9, 1999. The 16,135,901 shares of common stock ("Common Stock") present at the Meeting out of a then total 17,305,321 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

                  Approved, by a vote of : 15,716,482 shares of Common Stock for and 419,419 shares against the election of Randolph G. Brown as a director of the Company; 15,746,392 shares of Common Stock for and 389,509 shares against the election of Paul Kerz as a director of the Company; 15,728,222 shares of Common Stock for and 407,679 shares against the election of William W, Neal as a director of the Company; 15,719,472 shares of Common Stock for and 416,429 shares against the election of Ellen A. Rudnick as a director of the Company; and 15,731,322 shares of Common Stock for and 404,579 shares against Richard
                  H. Stowe as a director of the Company. In addition, 386,175 shares of Common Stock were voted against the election of all of the nominees.

                  Approved, by a vote of 7,418,123 shares of Common Stock for and 3,258,822 shares against the adoption of the Company's 1999 Long-Term Incentive Stock Plan.

                  Ratified, by a vote of 16,078,475 shares of Common Stock for and 25,487 against the selection of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending October 31, 1999.

Item 5.  Other Information  -- None

Item 6.  Exhibits and Reports on Form 8-K  -- None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 10, 1999                      HEALTH MANAGEMENT SYSTEMS, INC.
                                         -------------------------------------
                                                   (Registrant)



                                         By: /s/ Paul J. Kerz
                                         -------------------------------------
                                         Paul J. Kerz
                                         President and Chief Executive Officer


                                         By: /s/ Alan L. Bendes
                                         -------------------------------------
                                         Alan L. Bendes
                                         Senior Vice President and
                                         Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



       Exhibit Number         Description of Exhibit to Interim Consolidated Financial Statements
       --------------         -------------------------------------------------------------------
             27               Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)