Form 10-Q
period 1999-07-31
HEALTH MANAGEMENT SYSTEMS INC
filed 1999-09-14
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _______________________

                         Commission File Number 0-20946

                         Health Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

     New York                                         13-2770433
----------------------                   ---------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at September 1, 1999
----------------------------                    --------------------------------
Common Stock, $.01 Par Value                            17,386,309 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JULY 31, 1999


PART I                  FINANCIAL INFORMATION                                                            Page No.
Item 1                  Interim Financial Statements
                             Condensed Consolidated Balance Sheets as of July 31, 1999 (unaudited)          1
                             and October 31, 1998

                             Condensed Consolidated Statements of Operations (unaudited) for the            2
                             three month and nine month periods ended July 31, 1999 and July 31, 1998

                             Consolidated Statement of Comprehensive Income (unaudited) for the             3
                             three month and nine month periods ended July 31, 1999 and July 31, 1998

                             Consolidated Statement of Shareholders' Equity (unaudited) for the nine        4
                             month period ended July 31, 1999

                             Condensed Consolidated Statements of Cash Flows (unaudited) for the            5
                             nine month period ended July 31, 1999

                             Notes to Interim Consolidated Financial Statements (unaudited)                 6

Item 2                  Management's Discussion and Analysis of Financial Condition and Results of          9
                        Operations

Item 3                  None                                                                               13

PART II                 OTHER INFORMATION                                                                  14

SIGNATURES                                                                                                 15

EXHIBIT INDEX                                                                                              16

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)


                                                                                             July 31,       October 31,
                                                                                               1999            1998
                                                                                            ---------       -----------
   ASSETS                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                                               $  12,986       $  13,883
    Short-term investments                                                                     16,313          14,519
    Accounts receivable, billed, net                                                           24,057          28,792
    Accounts receivable, unbilled, net                                                         33,277          26,201
    Other current assets                                                                        4,287           6,361
                                                                                            ---------       ---------
        Total current assets                                                                   90,920          89,756

Property and equipment, net                                                                     7,467           6,687
Capitalized software costs, net                                                                 6,462           4,203
Goodwill, net                                                                                  12,930          11,742
Other assets                                                                                    4,724           5,414
                                                                                            ---------       ---------
            Total assets                                                                    $ 122,503       $ 117,802
                                                                                            =========       =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                   $  13,240       $  15,864
    Deferred revenue                                                                            5,631           5,876
    Deferred income taxes                                                                      13,085          11,307
                                                                                            ---------       ---------
        Total current liabilities                                                              31,956          33,047

Other  liabilities                                                                              1,357           1,486
                                                                                            ---------       ---------
        Total liabilities                                                                      33,313          34,533
                                                                                            ---------       ---------

Shareholders' equity:
    Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                              0               0
    Common stock - $.01 par value; 45,000,000 shares authorized;
       18,435,309 shares issued and 17,386,309 shares outstanding at July 31, 1999;
       18,332,367 shares issued and 17,283,367 shares outstanding at October
       31, 1998                                                                                   184             183
    Capital in excess of par value                                                             71,654          71,134
    Retained earnings                                                                          25,072          19,595
    Accumulated other comprehensive income                                                         30             107
                                                                                            ---------       ---------
                                                                                               96,940          91,019
    Less treasury stock, at cost (1,049,000 shares at July 31, 1999 and
       October 31, 1998)                                                                       (7,750)         (7,750)
                                                                                            ---------       ---------
        Total shareholders' equity                                                             89,190          83,269
                                                                                            ---------       ---------
            Total liabilities and shareholders' equity                                      $ 122,503       $ 117,802
                                                                                            =========       =========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)



                                                                      Three months ended            Nine months ended
                                                                            July 31,                     July 31,
                                                                     ---------------------        ---------------------
                                                                       1999          1998           1999          1998
                                                                     -------      --------        -------       -------
Revenue                                                              $27,655       $26,736        $83,881       $77,412
                                                                     -------       -------        -------       -------

Cost of services:
    Compensation                                                      16,137        15,238         47,882        44,404
    Data processing                                                    1,598         2,086          5,137         6,827
    Occupancy                                                          2,333         2,312          6,730         6,980
    Other                                                              4,534         4,631         15,433        13,094
                                                                     -------       -------        -------       -------
                                                                      24,602        24,267         75,182        71,305
                                                                     -------       -------        -------       -------
        Operating margin before amortization of intangibles            3,053         2,469          8,699         6,107

Amortization of intangibles                                              209           509            609         1,538
                                                                     -------       -------        -------       -------
        Operating income                                               2,844         1,960          8,090         4,569

Net interest and net other income                                        335           423            932         1,343
                                                                     -------       -------        -------       -------
        Income before income taxes                                     3,179         2,383          9,022         5,912

Income tax expense                                                     1,111           995          3,545         2,464
                                                                     -------       -------        -------       -------
        Net income                                                   $ 2,068       $ 1,388        $ 5,477       $ 3,448
                                                                     =======       =======        =======       =======

Earnings per share data:
    Basic:
       Basic earnings per share                                      $  0.12       $  0.08        $  0.32       $  0.20
                                                                     =======       =======        =======       =======
       Weighted average common shares outstanding                     17,376        17,468         17,349        17,431
                                                                     =======       =======        =======       =======
     Diluted:
       Diluted earnings per share                                    $  0.12       $  0.08        $  0.31       $  0.19
                                                                     =======       =======        =======       =======
       Weighted average common shares and common share equivalents    17,442        18,119         17,441        17,950
                                                                     =======       =======        =======       =======



See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ In Thousands)
                                   (unaudited)


                                                             Three months ended        Nine months ended
                                                                  July 31,                 July 31,
                                                             -------------------       -------------------
                                                               1999        1998          1999        1998
                                                             -------     -------       -------     -------
Net income                                                   $ 2,068     $ 1,388       $ 5,477     $ 3,448

Other comprehensive income, net of tax:
    Change in net unrealized appreciation (depreciation)
       on short-term investments                                 (49)         44           (77)         94
                                                             -------     -------       -------     -------

Comprehensive income                                         $ 2,019     $ 1,432       $ 5,400     $ 3,542
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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
            INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)
                                  (unaudited)

                                     Common Stock                                 Accumulated
                                ---------------------    Capital In                 Other                        Total
                                # of Shares      Par     Excess Of    Retained   Comprehensive    Treasury   Shareholders'
                                   Issued       Value    Par Value    Earnings      Income         Stock         Equity
                                -----------    ------    ---------   ---------   -------------   ---------    ------------
Balance at October 31, 1998     18,332,367     $  183    $  71,134    $ 19,595    $       107    ($ 7,750)      $ 83,269

  Net income                             0          0            0       5,477              0           0          5,477

  Stock option activity             41,247          1          205           0              0           0            206

  Employee stock purchase
  plan activity                     61,695          0          286           0              0           0            286

  Disqualifying dispositions             0          0           29           0              0           0             29

  Change in net unrealized
  appreciation (depreciation)
  on short-term investments              0          0            0           0            (77)          0            (77)
                                ----------     ------     --------    --------    -----------    --------       --------
Balance at July 31, 1999        18,435,309     $  184     $ 71,654    $ 25,072    $        30    ($ 7,750)      $ 89,190
                                ==========     ======     ========    ========    ===========    ========       ========



See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)
                                   (unaudited)


                                                                                                         Nine
                                                                                                     months ended
                                                                                                       July 31,
                                                                                               ----------------------
                                                                                                  1999          1998
                                                                                               --------      --------
Net cash provided by (used in) operating activities                                            $  9,128      $ (1,930)
                                                                                               --------      --------
Investing activities:
     Acquisition of net assets of Health Receivables Management, LLC, net of cash acquired       (4,024)            0
     Capital asset expenditures                                                                  (1,651)         (931)
     Software capitalization                                                                     (3,048)       (2,266)
     Net purchases of short-term investments                                                     (1,794)         (981)
                                                                                               --------      --------
                       Net cash used in investing activities                                    (10,517)       (4,178)
                                                                                               --------      --------
Financing activities:
     Proceeds from issuance of common stock                                                         206           127
     Proceeds from exercise of stock options                                                        286         2,822
     Common stock repurchases                                                                         0        (4,597)
                                                                                               --------      --------
                      Net cash provided by (used in) financing activities                           492        (1,648)
                                                                                               --------      --------
                      Net decrease in cash and cash equivalents                                    (897)       (7,756)
Cash and cash equivalents at beginning of period                                                 13,883        20,694
                                                                                               --------      --------
Cash and cash equivalents at end of period                                                     $ 12,986      $ 12,938
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

     These unaudited interim consolidated financial statements should be read in conjunction with: the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 1998 included in the Company's Annual Report on Form 10-K for such year; and the unaudited interim consolidated financial statements of the Company as of and for the quarterly periods ended January 31, 1999 and April 30, 1999 included in the Company's Quarterly Reports on Form 10-Q, all as filed with the Securities and Exchange Commission (the "Commission").


2.   Business Combinations

     As of June 30, 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and specified liabilities of Health Receivables Management, LLC for approximately $4 million, net of cash acquired and subject to certain purchase price adjustments. In connection with the transaction, QSM changed its name to Health Receivables Management Inc. ("HRM"). HRM currently furnishes electronic billing, eligibility verification, accounts receivable management and collection services to healthcare clients, principally in the State of Illinois.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of HRM from the date of acquisition through July 31, 1999 are included in the accompanying unaudited interim consolidated financial statements. The excess purchase price over the fair market value of the identifiable assets acquired is recorded as goodwill and is being amortized over a period not to exceed 15 years. The Company is in the process of finalizing the allocation of the excess of the purchase price over the fair market value of the identifiable assets acquired. This process will be finalized when all information is available and within the prescribed one year period.



3.   Supplemental Cash Flow Disclosures

     Cash paid for income taxes during the nine months ended July 31, 1999 and 1998 was $486,000 and $2,571,000, respectively.

     The Company recorded $29,000 and $566,000 for the nine months ended July 31, 1999 and 1998, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity by like amounts.

4.   Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three month periods and nine month periods ended July 31, 1999 and 1998, respectively, is presented below.


($ and shares in 000's, except per share data)
                                                    Three months ended    Nine months ended
                                                         July 31,             July 31,
                                                    ------------------    ------------------
                                                      1999       1998       1999      1998
                                                    -------    -------    -------    -------
Numerator:
   Net Income                                       $ 2,068    $ 1,388    $ 5,477    $ 3,448
                                                    =======    =======    =======    =======

Denominator:
   Weighted average common shares                    17,376     17,468     17,349     17,431

         Potential common shares: stock options          66        651         92        519
                                                    -------    -------    -------    -------

   Weighted average common shares and
   common share equivalents                          17,442     18,119     17,441     17,950
                                                    =======    =======     ======     ======

Basic earnings per share                            $  0.12    $  0.08     $ 0.32    $  0.20
                                                    =======    =======     ======    =======

Diluted earnings per share                          $  0.12    $  0.08     $ 0.31    $  0.19
                                                    =======    =======     ======    =======


5.   Legal Proceedings

     In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc., Securities Litigation (97 CIV-1965 (HB) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court of the Southern District of New York, which reiterates plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the second Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding has been reassigned to another judge. Oral argument was heard by the Court on the motion to dismiss on June 11, 1999 and the motion is now sub judice. Prior to rendering its decision on the motion to dismiss, the Court has ordered the parties to attempt settlement of the case. In the event no settlement is reached and the motion to dismiss is denied, the Company intends to continue its vigorous defense of this lawsuit.

     On June 1, 1998, MedE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleges copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, seeks (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. Discovery has commenced and the Company intends to vigorously contest plaintiff's claims. Pursuant to the Rules of the Court, this matter has been referred to a court-appointed mediator, who, in the context of non-binding mediation and independent of the Court proceeding, has attempted to assist in settling the matter or narrowing the issues between the parties. A number of mediation sessions with counsel and the experts retained by both parties have been held, progress has been made towards reaching a settlement and discussions are continuing. Absent a settlement of this matter through mediation, the Company intends to continue its vigorous defense of this lawsuit.

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

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMS, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMS to contain costs and to grow internally or by acquisition and to integrate acquired businesses into the HMS group of companies; (iii) the uncertainties of litigation; (iv) HMS's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMS's business; (vi) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of HMS to deal with the Year 2000 Problem on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Consolidated revenue for the third quarter of fiscal year 1999 of $27,655,000 represents an increase of $919,000 or 3% from the comparable period in 1998. The Company's Revenue Services division, which includes the Provider revenue services group and Payor revenue services group, accounted for $16,921,000 or 61% of the Company's consolidated revenue for the third fiscal quarter of 1999, an increase of $2,386,000 or 16% from the comparable period in 1998. Of these amounts, the Provider revenue services group revenue totaled $10,918,000, an increase of $2,275,000 or 26% from the comparable period in 1998 and the Payor revenue services group revenue totaled $6,003,000, an increase of $111,000 or 2% from the comparable period in 1998. Other than the $588,000 in revenue growth attributable to the HRM acquisition, the balance of the revenue growth realized by both groups in the Revenue Services Division was internally generated from both (1) "new clients," defined as clients generating revenue in the third quarter of fiscal year 1999 who were not revenue generating clients in the third quarter of fiscal year 1998, and (2) delivery of services of expanded scope to "existing clients," defined as clients who generated revenue in the prior year comparable period.

Revenue from the Software Systems and Services ("Software") division, comprised of the Decision Support group and the Payor Systems group, totaled $10,734,000 or 39% of the Company's consolidated revenue for the third fiscal quarter of 1999, a decrease of $1,467,000 or 12% from the comparable period in 1998. Revenue from the Decision Support group was $5,368,000, a decrease of $989,000 or 16% from the comparable period in 1998, and revenue from the Payor Systems group was $5,366,000, a decrease of $478,000 or 8% from the comparable period in 1998. The decrease in this Division's revenue is the result of an elongated sales cycle, attributable to what is perceived as client reluctance to make decisions regarding the implementation of new software in the year immediately preceding their "Y2K" conversion, partially offset by the revenues earned from the Company's recurring base of clients and implementation of its sales backlog.

Cost of services for the third fiscal quarter of 1999 of $24,602,000, increased $335,000 or 1% from the comparable period in 1998. The increase in cost of services reflects increases in Compensation and Occupancy expenses, partially offset by decreases in Data Processing and Other expenses. Compensation expense, the Company's largest expense component, totaled $16,137,000 for the third fiscal quarter of 1999, an increase of $899,000 or 6% over the comparable period in 1998. This increase was principally attributable to the addition of approximately 90 employees associated with the HRM acquisition, and increases in average salaries to reflect prevailing market conditions. Data processing expense decreased $488,000 to $1,598,000, a decrease of 23% from the comparable period in 1998. This decrease was primarily attributable to: the continued consolidation by the Company of its data processing platforms and reduced support of older versions of the Company's systems, products and services; the capitalization of additional software development costs incurred to enhance existing products; and the timing differences associated with amortization of multiple-period maintenance and software license fees. Other operating expense for the third fiscal quarter of 1999 decreased to $4,534,000, a decrease of $97,000 or 2% from the comparable period in 1998. The decrease was primarily attributable to a savings in professional fees and employee related costs, including recruiting fees, which were partially offset by increased direct project costs for subcontractor expense incurred in connection with the Revenue Services Division's realization of increased revenue.

As a result of the above factors, operating margin for the third fiscal quarter of 1999, before amortization of intangible assets, increased to $3,053,000, an increase of $584,000 or 24% from the comparable period in 1998.

Amortization of intangible assets for the third fiscal quarter of 1999 was $209,000, a decrease of $300,000 or 59% from the comparable period in 1998. The decrease was due primarily to completion, in fiscal year 1998, of the amortization of software related to the Company's acquisition of HSA Managed Care Systems, Inc. (now the Payor Systems Group) in 1997.

Net interest and net other income in the third fiscal quarter of 1999 was $335,000, a decrease of $88,000 or 21% from the comparable period in 1998, based upon both lower cash balances and interest rates.

Income tax expense for the third fiscal quarter of 1999 was $1,111,000, an increase of $116,000 or 12% from the comparable period in 1998. The increase in income tax expense was due primarily to the Company's higher pre-tax profit for the third fiscal quarter of 1999, offset by a more favorable effective tax rate realized from the Company's ability to file consolidated state tax returns in specific jurisdictions and from the newly enacted provision of the tax code pertaining to utilization of existing net operating tax loss carryforwards, for which the company had previously provided a valuation allowance.

As a result of the above factors, net income for the third fiscal quarter of 1999 increased to $2,068,000, an increase of $680,000 or 49% from the comparable period in 1998. Thus, fully diluted earnings per share for the third fiscal quarter of 1999 was $0.12, an increase of $0.04 or 50% from the comparable period in 1998.


Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

Consolidated revenue for the nine months ended July 31, 1999 of $83,881,000 represents an increase of $6,469,000 or 8% from the comparable period in 1998. The Revenue Services division accounted for $47,390,000 or 56% of the consolidated revenue for the nine months ended July 31, 1999, an increase of $5,641,000 or 14% from the comparable period in 1998. Of these amounts, revenue from the Provider revenue services group totaled $29,105,000, an increase of $3,406,000 or 13% from the comparable period in 1998 and revenue from the Payor revenue services group totaled $18,285,000, an increase of $2,235,000 or 14% from the comparable period in 1998. Other than the $588,000 in revenue growth attributable to the HRM acquisition, the balance of the revenue growth realized by each of these two groups comprising the Revenue Services division was internally generated from both (1) new clients, and (2) delivery of services of expanded scope to existing clients.

Revenue from the Software Systems and Services division totaled $36,491,000 or 44% of the Company's consolidated revenue for the nine months ended July 31, 1999, an increase of $828,000 or 2% from the comparable period in 1998. Revenue from the Decision Support group was $17,019,000, a decrease of $1,981,000 or 10% from the comparable period in 1998, while revenue from the Payor Systems group increased $2,809,000 to $19,472,000, an increase of 17% from the comparable period in 1998. The decrease in the Decision Support group is attributable to both what is perceived as client reluctance to make decisions regarding the implementation of new software in the year immediately preceding the "Y2K" conversion and a robust first quarter in the prior fiscal year. The decrease in revenue from the Decision Support group was more than offset by the increased revenue realized in the Payor Systems group, with approximately 40% of the increased revenue in the Payor Systems group attributable to the group's earning a non-recurring revenue incentive bonus from one client in the second quarter of the Company's current fiscal year, with this Division expecting to continue to face the Y2K marketplace-incurred slowdown in client spending for the near term.

Cost of services for the nine months ended July 31, 1999 of $75,182,000, increased $3,877,000 or 5% from the comparable period in 1998. The increase in cost of services reflects increases in Compensation and Other expenses, partially offset by decreases in Data Processing and Occupancy expenses. Compensation expense totaled $47,882,000 for the nine months ended July 31, 1999, an increase of $3,478,000 or 8% over the comparable period in 1998, principally attributable to increases in personnel associated with the generation of new revenue and the previously noted acquisition of HRM, and increases in average salaries to reflect prevailing market conditions. Data processing expense decreased $1,690,000 to $5,137,000, a decrease of 25% from the comparable period in 1998. As noted previously, this favorable decrease was primarily attributable to: the continued consolidation by the Company of its data processing platforms and reduced support of older versions of the Company's systems, products and services; the capitalization of additional software development costs incurred to enhance existing products; and the timing differences associated with amortization of multiple-period maintenance and software license fees. Other operating expense for the nine months ended July 31, 1999 was $15,433,000, an increase of $2,339,000 or 18% over the comparable period in 1998. Also as noted previously, this increase was primarily attributable to direct project costs for subcontractor expense incurred in connection with the Company's realization of increased revenue, while an increase in the allowance for doubtful accounts was in line with increases in revenue and accounts receivable and was more than offset by the savings in professional fees and employee related costs, including recruiting fees.

As a result of the above factors, operating margin for the nine months ended July 31, 1999, before amortization of intangible assets, increased to $8,699,000, an increase of $2,592,000 or 42% from the comparable period in 1998.

Amortization of intangible assets for the nine months ended July 31, 1999 was $609,000, a decrease of $929,000 or 60% from the comparable period in 1998. As previously noted, the decrease was due primarily to completion, in fiscal year 1998, of the amortization of software related to the Company's acquisition of HSA Managed Care Systems, Inc. (now the Payor Systems group) in 1997.

Net interest and net other income in the nine months ended July 31, 1999 was $932,000, a decrease of $411,000 or 31% from the comparable period in 1998, based upon the combination of lower cash balances, execution of the HRM acquisition transaction and lower interest rates.

Income tax expense for the nine months ended July 31, 1999 was $3,545,000, an increase of $1,081,000 or 44% from the comparable period in 1998. The increased income tax expense was due primarily to the Company's higher pre-tax profit for the period, offset by a more favorable effective tax rate realized from the Company's ability to file consolidated state tax returns in specific jurisdictions and from the newly enacted provision of the tax code pertaining to utilization of existing net operating tax loss carryforwards, for which the company had previously provided a valuation allowance.

As a result of the above factors, net income for the nine months ended July 31, 1999 increased to $5,477,000, an increase of $2,029,000 or 59% from the comparable period in 1998. Resultant fully diluted earnings per share for the nine months ended July 31, 1999 was $0.31, an increase of $0.12 or 63% from the comparable period in 1998.


Liquidity and Capital Resources

At July 31, 1999, the Company had $59.0 million in net working capital, an increase of $2.3 million over the level at October 31, 1998. The Company's principal sources of liquidity at July 31, 1999 consisted of cash, cash equivalents, and short-term investments aggregating $29.3 million, net accounts receivable of $57.3 million and $30 million available under a line of credit with a major money center bank. Accounts receivable at July 31, 1999 increased $2.3 million or 4% from the October 31, 1998 balance, of which approximately $1.9 million is attributable to the previously noted HRM acquisition.

On July 15, 1999, the Company amended its unsecured revolving credit facility to extend the existing term through September 30, 1999. No other terms of the existing credit facility have changed. Although the Company intends to further extend or secure a new credit facility, there can be no assurance that the Company will be able to do so on acceptable terms.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased during the nine months ended July 31, 1999. The Company utilized a portion of its excess capital to again become an opportunistic acquirer, having completed the HRM acquisition transaction, and is reassessing its capital requirements as it seeks to secure a new or renewed credit facility while reconsidering the further purchase of shares pursuant to the original authorization by the Board.



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

The Company is working with its clients to ensure a smooth transition to the next millennium. As well, the Company responded to the enactment of the Y2K Information and Readiness Disclosure Act ("Y2K Act") on October 19, 1998. The purpose of the Y2K Act is to encourage and promote disclosure regarding Y2K issues and to provide limitations for claims on tort liability.

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

The Company has designed and tested the most current versions of its products for Y2K compliance. The Company is now migrating to its most current versions those of the Company's products running on versions not Y2K compliant. The Company is utilizing the migration to Y2K compliant systems as the catalyst for a consolidation of various of the Company's disparate systems -- thereby reducing the number of product versions which require updating for the Y2K problem. Each business group is scheduled to have Y2K remediation tested before the Company's fiscal year end, with the exception of the Provider Revenue Services Group. Progress continues to be made in the substantial conversion work for the Provider Revenue Services Group, though not all of it must be concluded by the end of 1999. As well, a number of the Company's customers are running product versions that are not Y2K compliant. While the Company has provided its clients with viable plans for migration to Y2K compliant versions and has been encouraging such customers to adopt such plans, it is possible that various of the Company's clients will not adopt the recommended plan of migration, potentially entailing either increased costs to the Company or loss of revenue by the Company. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Y2K problems, which could cause fluctuations or diminution in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that could result in material, additional future costs to the Company. Moreover, assessment of whether a complete system will operate correctly depends on the capabilities and interoperability of the hardware and software components comprising the system; for most end-users, this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring customers Y2K capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Y2K issues and it is anticipated that these expenditures will continue through 1999 and thereafter.

The costs incurred to date related to these programs are difficult to isolate but are estimated at approximately $1,650,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2,500,000. The total cost estimate does not include potential costs related to any customer claims, other claims or the cost of internal software and hardware replaced in the normal course of business, nor does this estimate include the costs associated with the consolidation (to the maximum practicable extent) by the two Revenue Services groups of their respective product versions into a consolidated version for each group. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to afford a timely solution to Y2K capability issues. Because the factors involved are complex and frequently not readily separable, it is difficult to determine which of the Company's multiple development activities are properly allocable to the solution of Y2K problems. The Company's cost estimates are based on an assessment of the current situation and are subject to future revision.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk -- None

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings -- See Note 5 of the Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings

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



Date: September 14, 1999           HEALTH MANAGEMENT SYSTEMS, INC.
                                            (Registrant)



                                   By: /s/ Paul J. Kerz
                                           --------------------
                                           Paul J. Kerz
                                           President and Chief Executive Officer

                                   By: /s/ Alan L. Bendes
                                           --------------------
                                           Alan L. Bendes
                                           Senior Vice President and
                                           Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit Number   DESCRIPTION OF EXHIBIT TO INTERIM CONSOLIDATED FINANCIAL
                 STATEMENTS

      2 Asset Purchase Agreement, dated as of June 30, 1999, by and among ARC Ventures, LLC, and Health Receivables Management, LLC and Health Management Systems, Inc., and Quality Standards In Medicine, Inc.

      10 Fourth Amendment To Credit Agreement And Guaranty, dated as of July 15, 1999 among Health Management Systems, Inc., Accelerated Claims Processing, Inc., Quality Medi-Cal Adjudication, Incorporated, Health Care Microsystems, Inc., CDR Associates Inc., HSA Managed Care Systems, Inc., Quality Standards In Medicine, Inc. and The Chase Manhattan Bank

      27 Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)