Form 10-K
period 1999-10-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2000-01-27
CIK 861179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                 ON WHICH REGISTERED
            NONE

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

                               Yes  X     No  ___

The aggregate market value of the registrant's common stock held by non-affiliates as of January 7, 2000 was $114,203,376 based on the closing price on the Nasdaq National Market System on that day.

Number of shares outstanding of the registrant's common stock, $.01 par value, on January 7, 2000 was 17,435,522.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    DOCUMENT                                              WHERE INCORPORATED
    --------                                              ------------------
    PROXY STATEMENT FOR THE ANNUAL MEETING                PART III
    TO BE  HELD ON MARCH 14, 2000

                                TABLE OF CONTENTS

                                                                                      Page
Contents                                                                             Number
--------                                                                             ------
Cover Page ........................................................................     i
PART I
     Item 1.  Business ............................................................     1
     Item 2.  Properties ..........................................................    11
     Item 3.  Legal Proceedings ...................................................    11
     Item 4.  Submission of Matters to a Vote of Security Holders .................    13
PART II
     Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters    13
     Item 6.  Selected Financial Data .............................................    14
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...............................................    15
     Item 7A. Quantitative and Qualitative Disclosures About Market Risks .........    24
     Item 8.  Financial Statements and Supplementary Data .........................    24
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ................................................    24
PART III
     Item 10. Directors and Executive Officers of the Registrant ..................    25
     Item 11. Executive Compensation ..............................................    25
     Item 12. Security Ownership of Certain Beneficial Owners and Management ......    25
     Item 13. Certain Relationships and Related Transactions ......................    25
PART IV
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....    25
     Signatures ...................................................................    26
     Exhibit Index ................................................................    54

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE RISKS IDENTIFIED IN "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS" AND OTHER RISKS IDENTIFIED IN THIS FORM 10-K AND FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1. BUSINESS

OVERVIEW

         Health Management Systems, Inc. (the "Company" or "HMSY") furnishes proprietary information management, data processing, and software (including consulting) services to healthcare providers and payors, including government health service agencies. These services address the various types of data generated by the interaction of the participants in the healthcare delivery process: the providers of care, the third-party payors, and the patients. Through its product and service offerings, the Company acts as an outsourcer of information management functions addressing the operational, administrative, financial, and clinical data that result from the rendering of healthcare services to patients. The Company's product and service offerings benefit its clients by enhancing revenue (achieved through improved reimbursability, profitability, and/or collectability), accelerating cash flow, reducing operating and administrative costs (by supplying advanced information analytics), and improving decision-making capabilities (via the provision of useful information regarding cost and quality of care).

         Healthcare providers receive payment for services from patients, third-party payors, or a combination thereof. Third-party payors include commercial insurance companies, governments or their fiscal agents and intermediaries, health maintenance organizations, preferred provider organizations, third-party administrators for self-insured companies, and managed care companies. Although patients generally retain primary responsibility for payment for all healthcare services, third-party payors bear the preponderance of the responsibility for many charges for care. Obtaining reimbursement from third-party payors has become increasingly difficult for providers because of frequent changes in reimbursement formulae and contractual requirements for pre-admission certification and utilization review, and administrative procedures instituted by third-party payors in an effort to control costs. To be successful in obtaining payment from third-party payors, hospitals and other healthcare providers require regulatory knowledge and technical skills to manage complex data collection, integration, analysis, and accounts receivable management functions. To ensure that program costs are not greater than necessary, third party payors require knowledge and skills analogous to those required by providers.

         Using the operational, financial, administrative, and clinical data generated as part of the healthcare delivery process, HMSY applies proprietary software and other analytical tools to transform data into valuable information that clients use to (i) minimize operating and administrative costs while improving profitability, (ii) measure the quality of care, and (iii) increase revenue by optimizing the outcome of the transfer payment processes linking payors, providers, and patients. The Company believes its customers benefit from the Company's unique understanding of the healthcare delivery and associated transfer payment processes, from the perspective of both providers and payors.

COMPANY HISTORY

         In fiscal year 1999, each of the Company's subsidiaries adopted use of the corporate name, Health Management Systems, as part of an initiative to strengthen the corporate identity. As well, the Company changed the designation of its business segments in order to more appropriately describe the functions being performed. The table below cross-references the current nomenclature to that used in prior years.

         A healthcare information systems and services enterprise, the Company is organized into two divisions: the Revenue Services Division ("Revenue Services Division") and the Software Systems and Services Division ("Software Division"). The Revenue Services Division comprises two business units: the Provider Revenue Services Group and the Payor Revenue Services Group. The Company's Software Division also comprises two business units: the Decision Support Group and the Payor Systems Group.



        CURRENT NOMENCLATURE                                 PRIOR NOMENCLATURE
        --------------------                                 ------------------
Revenue Services Division                            Transfer Payment Division
 -  Provider Revenue Services Group                   -  Provider Transfer Payment Unit
 -  Payor Revenue Services Group                      -  Payor Transfer Payment Unit
Software Systems and Services Division               Software Systems and Services Division
 -  Decision Support Group                            -  Decision Support Systems or DSS Unit
 -  Payor Systems Group                               -  Managed Care Information Systems or MCIS
                                                          Unit


         Within the Revenue Services Division, the Provider Revenue Services Group has delivered Retroactive Claims Reprocessing ("RCR")(SM) services since 1974 and began to deliver Comprehensive Account Management Services ("CAMS")(SM) in 1986 and Electronic Data Interchange ("EDI") services with the acquisition in 1990 of Quality Medi-Cal Adjudication, Incorporated ("QMA"). QMA provides electronic billing and automated denial reprocessing services. In 1997, the Company acquired a computerized medical record-based processing system for managed care public health and ambulatory care facilities as part of its purchase of substantially all the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global"). In 1997 the Company formed a Business Office Outsourcing unit and in 1998 consolidated this unit with the remainder of what is currently entitled the Provider Revenue Services Group. In 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and specified liabilities of Health Receivables Management, LLC ("Old HRM"), an Illinois based company that furnishes Medicaid applications service, electronic billing, eligibility verification, accounts receivable management, and collections services to providers. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM"). The Company offers pre-collection and collections services through HRM. HRM's results are included in the Provider Revenue Services Group. The Revenue Services Division's Payor Revenue Services Group began delivery of Third Party Liability Recovery ("TPLR")(SM) services in 1985 and augmented its product line in 1996 with the acquisition of CDR Associates, Inc. ("CDR"). CDR is a provider of hospital-based claim audits to payors, principally Blue Cross and Blue Shield organizations.

         The Company entered the software business in 1995, merging with Health Care microsystems, Inc. ("HCm"), a company furnishing microcomputer-based distributed decision support software systems and services (including consulting) to healthcare providers and payors. HCm now constitutes the Decision Support Group. In 1996, the Decision Support Group acquired QSM and integrated QSM's clinical information systems with HCm's decision support offerings. In 1997 the Company, which had owned a 43% equity interest in Health Information Systems Corporation ("HISCo"), acquired from Welsh, Carson, Anderson & Stowe ("WCAS") and various of its affiliates, independent investors, and from certain of the Company's executive officers and directors, the remaining 57% of HISCo's equity. At the time of acquisition, HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc. ("HSA"). This entity now constitutes the Payor Systems Group and furnishes automated business and information solutions, including software systems and services, to healthcare providers and payors.

         The HCm, CDR, and QSM mergers were accounted for using the pooling of interest method, while the QMA, HISCo, Global, and HRM acquisitions were accounted for using the purchase method.

                    HEALTHCARE REFORM AND REGULATORY MATTERS

         The healthcare reimbursement landscape continues to change. Federal, state, and local governments, as well as other third-party payors, have initiated policies to reduce the rate of increase in healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services.

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

         Although the Company cannot predict the nature of future healthcare reforms that will be adopted by federal, state, and local governments, the Company believes that the shifting of traditional insurance risk to providers of care, the consolidation of providers, and the resulting additional information management requirements placed on providers and payors should increase the demand for the Company's offerings. Moreover, the Company believes that providers, payors, and patients -- both separately and together -- will benefit from the Company's integration of cost and other financial and clinical data, enabling identification and management by all participants (providers, payors, and patients) of the outcomes (benefits and costs) achieved.

         The Company observes the continuing intensification of interest in ensuring compliance by providers and payors with the statutory, regulatory, and contractual requirements of managed care. The Company believes that the intensifying concern regarding compliance has increased its costs, as the Company seeks to ensure its own compliance and that of its customers. At the same time, the Company believes that the increased focus on compliance creates a potential market for its products and services.

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

         The ownership and operation of hospitals is subject to comprehensive federal and state regulation, which affects hospital reimbursement. Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Specifically, Congress recently passed the Balanced Budget Refinement Act of 1999. This legislation provides relief of approximately $17 billion to the healthcare industry over the next five years. The bill was enacted to partially restore funds that were reduced as a result of the Balanced Budget Act of 1997. The Balanced Budget Act of 1997 was originally estimated to reduce Medicare spending by approximately $106 billion over five years. Today, estimates of the reduction in Medicare outlays due to the Balanced Budget Act of 1997 exceed $200 billion, more than double the original government projections. The recent legislation may indicate an acknowledgment that the reductions were too pervasive and that hardship has been placed on many healthcare providers as a result of Medicare cuts associated with the Balanced Budget Act of 1997. While the Balanced Budget Act of 1997, as modified by the Balanced Budget Refinement Act of 1999, could still have an adverse effect on the operations of hospitals and other providers of healthcare, and consequently reduce the amount of the Company's revenue, the Company believes that healthcare organizations can use the Company's products and services to reduce costs while maintaining or improving the quality of care (thereby compensating, in part or whole, for losses in revenue due to the Balanced Budget Act of 1997).

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

         Finally, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of Health and Human Services to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. All providers, payors, and clearinghouses will be mandated to use HIPAA standards when electronically exchanging health data covered by HIPAA. Any material restriction on the ability of healthcare providers and payors to obtain or disseminate health information could adversely affect the Company's business, financial condition, and results of operations. While HIPAA could also have an adverse affect on the operations of providers and payors and consequently reduce the amount of the Company's revenue, the Company believes it possesses technical and managerial knowledge and skills that could benefit healthcare organizations seeking to establish compliance with HIPAA requirements.

         The Company believes that the rapidity of consolidation within the healthcare industry will continue to create opportunities for the Company in its role as a data consolidator. Yet the rapidity of change suggests that some of the consolidation may have been overdone and may be undone over the next several years, as providers downsize and integrated delivery networks ("IDN's") begin to unbundle. The Company believes these dynamics constitute both a risk to its existing business relationship with Columbia/HCA Healthcare Corporation ("Columbia"), the Company's largest client, and an opportunity for new business in the future.

                         PRINCIPAL PRODUCTS AND SERVICES

PROVIDER REVENUE SERVICES GROUP

          The Company's Provider Revenue Services Group offers information management solutions across the accounts receivable spectrum, with offerings performed on retroactive, concurrent, and prospective bases. Fees are tailored to the particular configuration of service furnished to the client, with the preponderance of the Company's remuneration based upon contingent fee arrangements. The Company recognizes revenue at the time the work on a particular bill submission, claim, recovery, or cost report has been completed and accepted by the client for purposes of initiating the revenue recovery process.

PROVIDER REVENUE SERVICES GROUP: SAFETY-NET SERVICES

         The Company's first product, RCR, entails the retroactive recovery of third-party payments due provider healthcare organizations, including large public and voluntary hospitals and schools. RCR services are used by a hospital (most commonly for its emergency room and outpatient clinics) to realize third-party revenue from patient accounts after the hospital has expended its own best efforts at billing and collection, but before the accounts are referred to a collection agency. The Company's specialized data aggregation, data purification, data editing, and electronic claim preparation and transmission routines are designed to facilitate the reimbursement of accounts that remain unpaid because necessary billing information was missing or because third-party coverage was not known. RCR services require the hospital to provide the Company with copies of existing data files, demand minimal hospital staff support, and generally involve no patient contact. Through the application of the Company's proprietary technology, the Company's RCR services produce, for its hospital clients, incremental revenue which otherwise would remain uncollected. RCR services have evolved from a strictly background process to a process frequently concurrent and integrated with clients' internal processes, entailing onsite support, designed to generate the maximum results through targeted review, analysis, and opportunity identification.

         Using database-driven methodologies developed in connection with RCR, the Provider Revenue Services Group offers a range of additional safety-net retroactive recovery services to healthcare providers. In conjunction with the Decision Support Group, the Provider Revenue Services Group provides Managed Care Recovery Services (formerly referred to as "underpayment recovery services") to assist healthcare providers in the recovery of underpayments due from managed care payors. The Company is paid on a contingent fee basis for these services, and recognizes revenue at the time the work has been completed and is accepted by the client.

         This Group also offers Cost Report reimbursement services, including Medicare Bad Debt Recovery, in which the Company assists providers in isolating coinsurance and deductible amounts that qualify for Bad Debt reimbursement, and Disproportionate Share services, as part of which the Company identifies and recalculates improperly classified claims that are eligible for Federal Financial Participation. The Group also supports clients' substantiation of future claims for Medicare Bad Debt by establishing appropriate concurrent operating processes. In addition, the Company performs Supplemental Security Income ("SSI") identification and recovery services in order to secure reimbursement from Medicaid for services rendered to recipients approved for SSI upon conclusion of the lengthy SSI application review process.

PROVIDER REVENUE SERVICES GROUP: BUSINESS OFFICE SERVICES

         As a result of the technology and expertise developed in providing RCR services, the Company is able to provide customized institutional data processing, computer software, and operations support services to hospitals, public health clinics, outpatient treatment facilities, and companies that serve the healthcare industry. In contrast to RCR services, which retrospectively reprocess patient accounts receivable data, CAMS, delivered to healthcare providers, provides concurrent third-party claim identification, editing, claim preparation, electronic claims submission, bill follow-up, denial reprocessing, and remittance management services. The Company integrates data derived from the hospital's disparate data collection systems and manages the electronic interfaces between the hospital and the transfer payment agencies upon which the hospital is dependent for reimbursement. CAMS is designed to provide an integrated and comprehensive solution to a hospital's accounts receivable liquidation requirements by combining (i) an intimate familiarity with the principal in-house data collection and patient accounting systems found in large urban hospitals with (ii) expertise in the management and liquidation of accounts receivable, thereby offering a hospital a unique opportunity to improve the effectiveness (enhanced revenue and accelerated cash flow) of its accounts receivable management program while decreasing its administrative costs.

         Through its RCR and CAMS offerings, the Company has developed the capability to submit healthcare claims data and to receive remittance data electronically from a diverse array of third-party payors. In addition, the Company provides electronic billing and follow-up services for claims submitted by providers to Medi-Cal (the California Medicaid program) and the Illinois Medicaid program. The Company also provides stand-alone EDI services to clients in Illinois, New York, and Pennsylvania. The Company's strategy includes the continued development of EDI services as an integral component of its business office services.

         Using its EDI capability and medical record-based processing system acquired from Global, the Provider Revenue Services Group is also able to provide products and services on a concurrent basis as part of its Business Office Outsourcing offering. The Company created this offering in 1997 to provide a lower-cost alternative to its CAMS offering for hospitals, physician groups, faculty practices, public and private clinic systems, and other healthcare organizations. As part of its Business Office Outsourcing offering, the Company integrates its software, staff, and processes to enable providers, including those bearing financial risk, to manage their data and transfer payment processes. Components of the Company's Business Office Outsourcing offering include pre-treatment patient registration and admission; treatment authorization; claim preparation and billing; account follow-up; and reporting. For providers at financial risk, the Company's Business Office Outsourcing offering includes membership services, claims administration, provider services, risk administration, and management information.

         The Provider Revenue Services Group also furnishes Comprehensive Accounts Receivable Services ("CARS"), through which the Company liquidates aged accounts from a client's outgoing patient accounting system before a new patient accounting system is installed. CARS also assists providers in liquidating aged accounts before they are transferred to a collection agency.

         With the acquisition of the assets and specified liabilities of Old HRM in 1999, the Company offers Medicaid Application Services, which assist eligible patients in properly enrolling in public aid, ensuring that providers receive reimbursement for care rendered to indigent patients. The Company also provides pre-collection and collections services to providers through HRM.

PAYOR REVENUE SERVICES GROUP

         In 1985, the Company began to offer TPLR services principally to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims. As part of its TPLR offering via its 1996 acquisition of CDR, the Company provides hospital-based claims audits on behalf of payors, for the purpose of recovering credit balances and duplicate payments. The Company provides services to state Medicaid agencies as well as to Medicaid HMO's and to Blue Cross/Blue Shield organizations and commercial insurers (including managed care payors).

         The Payor Revenue Services Group applies its proprietary information management and coordination of benefits methodologies used in TPLR to examine paid claims datasets in order to identify duplicate payments, overpayments, compliance-related erroneous payments, and other inappropriate payments on behalf of payor organizations.

         TPLR contracts generally have one to three year terms and provide for contingent fees calculated as a percentage of the amounts recovered for the client. The Company recognizes revenue at the time the work on a particular recovery or disallowance has been submitted to the client or its third-party payors or intermediaries and accepted by the client for purposes of initiating the recovery process. The Group's fiscal fourth quarter is traditionally its strongest quarter, within which it executes a number of once a year recovery projects.

DECISION SUPPORT GROUP

          The growth of managed care and the consolidation of healthcare institutions is significantly increasing the complexity of the industry and the associated demand for decision support systems. In the managed care environment, the Company believes decision support to be the linchpin for integrating, analyzing, and understanding key operational, financial, administrative, and clinical data obtained from institutions' transaction-based healthcare information systems. As such, decision support systems and services are increasingly being relied upon to guide the management practices of providers (in areas ranging from managed care contracting and clinical pathways development to physician profiling) to ensure the success and financial and operational viability of their organizations. The current clients for the Decision Support Group include more than 500 hospitals and IDN's located primarily in the United States. These hospitals range in size from 50 to more than 1,000 beds, and include many of the most progressive and complex health systems in the country, as well as some of the largest multi-site hospital chains, managed care organizations, and long-term care institutions.

         Developed in collaboration with several major healthcare organizations, the Company's suite of decision support software and related consulting services, called Alliance for Decision Support(TM) ("Alliance"), was released to the market in June 1998. Alliance enables healthcare providers to perform contract modeling and net revenue management, costing and clinical financial analytics, and physician profiling and quality management from the perspective of the provider, payor, and/or third-party administrator. Employing advanced systems integration, data validation, and distribution methods, Alliance supports evolving data warehousing and information systems initiatives. Alliance was built with an open system architecture, running on a variety of platforms that support client server processing and World Wide Web applications. In addition to purchasing the Company's software, customers have the option of partnering with the Company or outsourcing part or all of the operation of the Alliance system to the Company. The Company continues to integrate clinical quality measures within Alliance.

          In partnering relationships, the Company dedicates considerable resources to providing a wide variety of related consulting applications, including decision support planning and implementation services, decision support outsourcing and management, and data warehouse planning and implementation.

         The Decision Support Group provides clients with prospective, concurrent, and retroactive decision support applications and services, including a concurrent managed care contract profiler and payment calculator system and data warehouse services for a substantial number of Columbia facilities. As a result, proper calculation of anticipated contractual allowances are now provided as an integrated component of the managed care reimbursement process for a substantial number of Columbia facilities. In addition, the Decision Support Group provides a substantial number of Columbia facilities with prospective decision support applications for reimbursement management.

         Through Alliance for Financial Management(TM) ("FM"), the Decision Support Group offers healthcare organizations an enterprise-wide financial analysis and modeling application, with capabilities including employee-level budget and productivity support, operating and capital budget support, and long-range strategic planning. FM version 6.2 was released during fiscal year 1999, and incorporates web publishing and a Microsoft(R) Excel spreadsheet add-in for ease of use and quicker access to data. The application also incorporates multi-dimensional, on-line analytical processing technology, integrated with electronic mail applications and standard spreadsheet tools to support communications and analysis. The Decision Support Group provides related application consulting services, focusing on analysis and development of cost accounting, contract management, budgeting, business lines, and treatment patterns.

PAYOR SYSTEMS GROUP

         The Payor Systems Group provides large-scale transaction processing systems and services to large and medium-sized commercial payors and managed care plans, including some large Blue Cross/Blue Shield organizations.

         Both public and private entities have been embracing managed care health plans as a means of providing and managing the delivery and cost of healthcare services. With this increased demand, the number of existing payors, the number of start-up entities, and the number of IDN's seeking to offer managed care products has greatly increased. To support their businesses, these payors require systems to: manage patient membership, provider contracts, and networks; process and adjudicate claims; manage risk; and perform medical management.

         The four principal offerings of the Payor Systems Group are ProAlliance(TM); CapAlliance(TM); Alliance for Managed Care(TM) (formerly called "HES"), and Alliance for Claims Outsourcing(TM) ("ACO") formerly called ("Service Bureau"). ProAlliance is a data repository of integrated information, enabling proactive management of complex processes such as credentialing, accreditation, and pricing arrangements. In the past two years, in conjunction with development partners and on its own, the Company has migrated various of its Payor Systems Group offerings to an open system architecture, running on platforms that support client server and world wide web applications. CapAlliance, the Company's stand-alone capitation offering, manages the payment to providers of pre-negotiated per capita amounts. Alliance for Managed Care is a risk management solution for payors seeking a strategy to manage their own health plans and market their own products, providing data processing for plans offering a full spectrum of products, from traditional indemnity coverage through complete managed care programs. Comprised of modular systems, Alliance for Managed Care automates four major areas of healthcare administration: membership and billing, provider administration, capitation, and benefits and claims. In fiscal year 1999, the Payor Systems Group consummated a multi-year strategic partnership with Medical Mutual of Ohio for the design and development of Alliance for Managed Care, which will expand the current functionality of the Company's existing managed care systems to incorporate graphical and web interfaces, a component-based architecture, and the use of relational database technology. Through its ACO offering, the Company provides its managed care functionality, including hardware and software, in an outsourcing or applications service provider mode. In fiscal year 1999, ACO was upgraded for the "Year 2000 ("Y2K") computer issue" to afford home host information technology services processing to clients, and to afford enhanced electronic claims and referral authorization control. Membership was approximately 44,000 members at October 31, 1999.

         The Company's Payor Systems Group offerings are sold on a stand-alone basis, or can be integrated into existing systems, the latter option enabling payors to preserve their investments in information technology. The Company believes that these offerings dramatically reduce the cost of processing claims through auto-adjudication.

                                    CUSTOMERS

         The Company's client base includes hospitals, IDN's, multi-hospital systems, the country's largest public health systems, long-term care facilities, large commercial payors, Blue Cross/Blue Shield organizations, and state Medicaid agencies. The Company also has a limited number of overseas clients. Among the Company's domestic clients are the nation's three largest public health systems and the largest proprietary hospital corporation.

         No single client of the Company accounted for 10% or more of the Company's total revenue in fiscal year 1999. The Company's largest client is Columbia, a customer of the Decision Support Group. This client accounted for 9%, 10%, and 12% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. The Company provides its services to Columbia primarily pursuant to annual work order agreements. There is no assurance that any of these agreements will be renewed.

         The clients constituting the Company's ten largest clients change periodically. The concentration of revenue in such accounts has decreased; accounting for approximately 48%, 50%, and 53% of the Company's revenue in fiscal years 1999, 1998, and 1997, respectively. In many instances, including governmental clients, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements periodically expire, and will have reached their terms by the end of fiscal year 2004. There is no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

         The Company works with selected customers and other development partners in the research, development, and testing of its software products and services.

                           MARKET TRENDS/OPPORTUNITIES

         The healthcare industry continues to face unrelenting financial pressure, as provider reimbursement is constrained and payor costs are under pressure. Thus, information relating to reimbursement, costs, and quality of care is of increasing importance. Administrative costs within the healthcare industry remain high and constitute a continuing target of opportunity for the Company.

         The demands of managing the delivery of patient care with ever increasing qualitative and quantitative rigor will continue to drive the need for increased amounts of operational, financial, administrative, and clinical information. The Company believes that it possesses the data content, analytic tools, technology, communications, and process management skills required to respond to the current and anticipated needs of provider and payor clients for tools and services to manage this evolving complexity.

         Cost pressures continue to drive horizontal and vertical integration of providers and payors alike. Consolidation among healthcare organizations is creating larger healthcare delivery systems, with greater regional market power. This phenomenon is creating a new market for the Company's products, with fewer but larger client prospects. Despite some recent analyses suggesting that the rapidity of this change may be undone over the next several years, as providers are downsized and IDN's begin to unbundle, the Company believes that it has the opportunity to leverage its products and services across larger enterprises, making the Company's products and services more cost effective for clients. As well, the shifting of financial risk from payors to providers creates the opportunity for the Company to provide its payor software offerings to providers.

         A certain portion of the accounts receivable against which the Company's traditional receivables management services were focused has been capitated and is no longer subject to recovery through the primary RCR offering. Capitation and other forms of managed care reimbursement, however, have created an opportunity for the Company to augment its RCR offering with managed care recovery services, enabling providers to ensure proper reimbursement under capitated and other managed care contracts. In addition, providers' commercial insurance portfolios are becoming more problematic. Providers are increasingly seeking assistance from vendors to optimize recovery of commercial insurance claims, which are frequently rejected erroneously as managed care claims. In addition, the Company expects that there will be a growing trend toward outsourcing by healthcare provider organizations in the future.

         The World Wide Web is a readily available means of enhancing communications among the various participants in the healthcare delivery process. Previously disenfranchised consumers, or patients, may now connect readily with their providers of healthcare and the payors for care. Previously isolated individual and small practitioners may now connect readily with larger providers and with their payors. In the short term, the enhanced connectivity should render various types of data more readily available, while in the longer term the enhanced connectivity has the potential to facilitate partial or full amelioration of existing inefficiencies in the clinical, operational, financial, and administrative aspects of healthcare. The Company views the Internet as a conduit for additional data, thereby enabling the Company to increase its value-added impact on the marketplace.

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

PROVIDER REVENUE SERVICES GROUP

          The Company's Provider Revenue Services Group competes with systems integration companies (such as Electronic Data Systems Corporation ("EDS")), hospital computer systems vendors (such as McKesson HBOC, Inc. ("MCK") and Shared Medical Systems Corporation ("SMS")), EDI companies (such as National Data Corporation ("NDC"), Healtheon/WebMD ("HLTH"), and QuadraMed Corporation ("QMDC")), and national public accounting firms. The Company competes on the basis of its proprietary systems, existing relationships, long-standing reputation in the provider market segment, and pricing.

PAYOR REVENUE SERVICES GROUP

         The Company's Payor Revenue Services Group targets federal and state healthcare agencies and large commercial payors, and competes primarily with national public accounting firms (especially Deloitte & Touche LLP and Public Consulting Group). The Company competes on the basis of its proprietary systems, historically high recovery rates, and pricing.

DECISION SUPPORT GROUP

         The Company's Decision Support Group competes with products provided by Eclypsis Corporation ("ECLP"), MCK, QMDC, Kreg Information Systems, and SRC Software. Companies that offer general-purpose financial management products, including Hyperion Software and PeopleSoft, Inc., are also competitors. The Company competes on the basis of its proprietary software and quality, value-added management consulting services.

PAYOR SYSTEMS GROUP

         The Company's Payor Systems Group competes against multiple companies, including Health Systems Design Corporation and ERISCO, Inc. ("ERISCO"), as well as with in-house systems development groups. The Company sells its products to large provider organizations, and also views IDN's as a potential market for its existing products and services. In the provider market, competition comes from large hospital computer systems vendors, such as MCK and SMS, which offer managed care information systems as part of their solutions.

         In the traditional indemnity health insurance market, the Company's payor systems offerings compete with claims adjudication and provider management products from ERISCO, Synertech, a subsidiary of Highmark, Inc., Resource Information Management Systems, Inc. and QMDC. As the Company enters the IDN market, it will compete with MCK's Amisys Division and SMS. CSC Healthcare, a subsidiary of Computer Sciences Corporation, has also been investing in and may emerge as a strong competitor in the IDN information systems market.

         The Company's Payor Systems Group competes on the basis of its proprietary software, healthcare software development expertise, and large-scale project management capabilities.

                            RESEARCH AND DEVELOPMENT

         The Company's performance in the healthcare information technology and services arenas requires it to devote resources to research and development to continue the acceptance of the Company's products in the marketplace. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors - New Product Development and System Enhancement.

                                BUSINESS STRATEGY

         Given the severity of the budgetary constraints impinging upon providers and payors of healthcare alike, and the high procurement and conversion costs associated with the implementation of new systems, there is a great deal of attractiveness to a paradigm that enables a client to access the requisite applications software and data by means of communications technology via the World Wide Web, with the vendor providing associated software and data maintenance functions as an applications services provider, and associated business functionality as a business services provider.

         The Company's business strategy is to accelerate growth in the second half of fiscal year 2000 and thereafter, once client reluctance to make decisions regarding implementation of new software during their internal Y2K concerns abates. Management believes the Company is well positioned as a leading source of analytic and operational software and services to providers and payors within the healthcare industry. The Company expects to continue to leverage its existing software and service offerings to enhance its outsourcing offerings and to provide, as a single package World Wide Web connectivity, software applications, and related applications and business services for a monthly service fee. Key components of the Company's strategy include: (i) continuing its investment in product research and development, (ii) enhancing its capabilities as an outsourcer or business services provider, (iii) continuing its investment in its data warehousing infrastructure, (iv) leveraging its existing relationships with large clients through the provision of augmentative products and services, and (v) expanding its strategic development partnerships with provider and payor organizations for all aspects of the Company's business.

         Additionally, the Company seeks to acquire companies that supply healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources.

                                    EMPLOYEES

         As of October 31, 1999, the Company employed approximately 900 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Specific financial information with respect to the Company's industry segments is provided in Note 13, Segment and Geographical Information, of Notes to Consolidated Financial Statements, on page 46 on this Form 10-K.

ITEM 2. PROPERTIES

         The Company's New York City offices consist of approximately 149,000 square feet. In addition, the Company leases approximately 169,000 square feet of office space in approximately 23 locations throughout the United States. Information regarding the Company's leases is included in Note 14, Commitments, of Notes to Consolidated Financial Statements, on page 48 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

         In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court.

The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to this understanding, without admitting any wrongdoing, certain of the defendants have agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which will be paid by the Company's insurance carriers. For the fiscal year ended October 31, 1999, the Company has recorded a charge of $845,000 related to this proposed settlement which is included as a component of other cost of services. The proposed settlement is subject to execution of a final settlement agreement and Court approval. On December 22, 1999, the Judge issued an Order dismissing, without prejudice, the pending motion to dismiss, as moot. In the event a final settlement is not consummated, the Company intends to resubmit a motion to dismiss the Second Consolidated Amended Complaint and to continue its vigorous defense of the lawsuit. See Note 17 of Notes to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On June 1, 1998, MedE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleged copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, sought (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. After the commencement of discovery and pursuant to the Rules of the Court, this matter was referred to a Court-appointed Mediator, who, in the context of non-binding mediation and independent of the Court proceeding, met with the parties over a period of months. The Mediator assisted in negotiating a settlement of this case, which entails no payment by the Company, dismissal of the Complaint with prejudice, and an acknowledgement by MedE that, after review and access to additional information, the copyright and trademark infringement claims were without merit.

         On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that, as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed in December 1998. Oral argument on the motions was heard by the Court on April 22, 1999 and the motions are now sub judice. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

         Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is included in the NASDAQ-AMEX National Market System (symbol: HMSY). As of the close of business on December 30, 1999, there were approximately 9,500 holders of the Company's common stock, including the individual participants in security position listings. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company's current intention is to retain earnings to support the future growth of its business. The Company's credit agreement with its bank contains limitations on the Company's ability to pay cash dividends.

         The table below summarizes the high and low sales prices per share for the Company's common stock for the fiscal year periods indicated, as reported on the NASDAQ-AMEX National Market System.


                     First       Second        Third      Fourth
                    Quarter      Quarter      Quarter     Quarter
                    -------      -------      -------     -------
     1999:
       High       $   10.13       8.00         6.63        6.09
       Low             6.13       4.13         4.44        3.81

     1998:
       High       $    7.63      13.38        13.12        9.25
       Low             5.25       7.25         7.75        3.94

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA (a)
  ($ In Thousands, Except Per Common Share Data)

Years Ended October 31,                                      1999           1998           1997            1996            1995
-----------------------                                  ---------      ---------      ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Revenue Services Division
      Provider Revenue Services Group                    $  41,536      $  34,987      $  39,007       $  55,410       $  55,128
      Payor Revenue Services Group                          26,414         22,251         16,849          26,406          19,479
                                                         ---------      ---------      ---------       ---------       ---------
                                                            67,950         57,238         55,856          81,816          74,607
  Software Division
      Decision Support Group                                22,542         25,499         24,873          19,510          15,888
      Payor Systems Group                                   23,563         22,515          8,788               0               0
                                                         ---------      ---------      ---------       ---------       ---------
                                                            46,105         48,014         33,661          19,510          15,888
                                                         ---------      ---------      ---------       ---------       ---------
                                                           114,055        105,252         89,517         101,326          90,495
Cost of services                                           102,918         95,628         88,355          87,873          73,035
                                                         ---------      ---------      ---------       ---------       ---------
  Operating margin before amortization of intangibles       11,137          9,624          1,162          13,453          17,460
Amortization of intangibles (b)                                840          1,964          1,331             204             243
                                                         ---------      ---------      ---------       ---------       ---------
  Operating income (loss)                                   10,297          7,660           (169)         13,249          17,217
Net interest income                                          1,277          1,700          2,755             987             942
Other income (loss)                                              0            597           (856)(c)      (1,371)(d)      (1,045)(e)
                                                         ---------      ---------      ---------       ---------       ---------
  Income before income taxes                                11,574          9,957          1,730          12,865          17,114
Income tax expense (benefit)                                 4,091          3,869           (351)          5,574           8,152
                                                         ---------      ---------      ---------       ---------       ---------
  Net income                                                 7,483          6,088          2,081           7,291           8,962
                                                         ---------      ---------      ---------       ---------       ---------
PER COMMON SHARE DATA:

Diluted earnings per share                               $    0.43      $    0.34      $    0.12       $    0.39       $    0.51
Weighted average common shares and
  common share equivalents                                  17,419         17,833         17,979          18,494          17,579
                                                         ---------      ---------      ---------       ---------       ---------

As of October 31,                                            1999           1998           1997            1996            1995
-----------------                                        ---------      ---------      ---------       ---------       ---------
BALANCE SHEET DATA:

Cash and short-term investments                            $33,817         28,402         39,080          39,521          30,112
Working capital                                             58,437         56,703         53,799          54,753          41,413
Total assets                                               130,921        117,802        109,694         109,643          88,101
Common shareholders' equity                                 91,232         83,269         79,806          74,612          58,203


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(a) Included in each respective year's amounts are the revenue and costs associated with the following acquisitions, accounted for using the purchase method of accounting (see Note 2 of Notes to Consolidated Financial Statements): HRM, since June 1999 acquisition; Global, since July 1997 acquisition; and HISCo, since March 1997 acquisition. In accordance with the pooling method of accounting, financial data for the fiscal years 1996 and 1995 has been restated to reflect the merger with QSM in fiscal year 1997; financial data for the fiscal year 1995 has been restated to reflect the merger with HCm in fiscal year 1996.

(b) Intangible assets were principally recorded in connection with the Company's fiscal year 1989 recapitalization, its acquisition of QMA in fiscal year 1990, its HISCo and Global acquisitions in fiscal year 1997, and its HRM acquisition in fiscal year 1999. The amortization of software related to the HISCo acquisition was completed during fiscal year 1999. See Notes 1(e) and 6 of Notes to Consolidated Financial Statements.

(c) Includes costs associated with the Company's merger with QSM, and acquisition of the remaining outstanding shares of HISCo not already owned by the Company. See Notes 2(c) and 2(d) of Notes to Consolidated Financial Statements.

(d)      Includes costs associated with the Company's merger with CDR.

(e)      Includes costs associated with the Company's merger with HCm.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998

         Consolidated revenue for the fiscal year ended October 31, 1999 was $114,055,000, an increase of $8,803,000 or 8.4% over prior year revenue of $105,252,000.

         The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, achieved revenue of $67,950,000, an increase of $10,712,000 or 19% from the prior year. Of these amounts, the Provider Revenue Services Group produced revenue of $41,536,000, including the $1,800,000 in revenue growth attributable to the HRM acquisition in July 1999, an increase of $6,549,000 or 19% from the prior year. The Payor Revenue Services Group produced revenue of $26,414,000, an increase in revenue of $4,163,000 or 19% from the prior year. Other than the revenue growth attributable to the HRM acquisition, the balance of the revenue growth realized by each of the two groups comprising the Revenue Services Division was internally generated from both (1) "new clients," defined as clients generating revenue in the fiscal year 1999 who did not generate revenue in fiscal year 1998, and (2) delivery of services of expanded scope to "existing clients," defined as clients who generated revenue in the comparable prior period.

          Revenue from the Software Division was $46,105,000, a decrease of $1,909,000 or 4% compared with the prior year. Revenue from the Decision Support Group was $22,542,000, a decrease of $2,957,000 or 11.6% from the prior year, while revenue from the Payor Systems Group increased $1,048,000 to $23,563,000, an increase of 5% from the prior period. Overall, the increased revenue realized in the Payor Systems Group was offset by the decrease in revenue from the Decision Support Group. The decrease in this Division's revenue was the result of an elongated sales cycle, attributable to clients' reluctance to make decisions regarding the implementation of new software while facing their own internal Y2K conversion, partially offset by the revenue earned from the Company's recurring base of clients and implementation of its sales backlog.

         Cost of services for the fiscal year ended October 31, 1999 was $102,918,000, an increase of $7,290,000 or 8% from the prior year. The increase was attributable to higher compensation costs, and direct project subcontractors, partially offset by lower data processing, occupancy, and other employee related operating expenses. Compensation expense, the largest component of cost of services, was $64,253,000 for the fiscal year ended October 31, 1999, reflecting an increase of $4,965,000 or 8% over the prior year. As a percentage of total revenue, compensation expense remained constant at 56% of total revenue in the fiscal years ended October 31, 1999 and 1998, respectively. Increased compensation expense was principally attributable to increases in average salaries to reflect prevailing market conditions, and an increase in personnel associated with the acquisition of HRM. Data processing expense for the fiscal year ended October 31, 1999 was $7,061,000, a decrease of $1,710,000 from the prior year. The decrease was primarily attributable to the Company's continued consolidation of its data processing platforms, reduced support of older versions of the Company's systems, products and services, the capitalization of additional software development costs incurred to enhance existing products, and the timing differences associated with amortization of multiple-period maintenance and software license fees. Direct project costs were $11,240,000 for the fiscal year ended October 31, 1999, reflecting an increase of $6,172,000 over the prior year, primarily attributable to the Company's increased use of revenue-generating subcontractor services to support the growth in the Revenue Services Division. Other operating expenses were $10,987,000 for the fiscal year ended October 31, 1999 including $845,000 reserved for settlement of the Company's class action litigation, reflecting a decrease of $1,851,000 over the prior year. The change was primarily attributable to lower professional fees and employee related costs, including recruiting costs.

         Principally as a result of the above factors, operating margin before amortization of intangible assets for the fiscal year ended October 31, 1999 was $11,137,000, an increase of $1,513,000 or 16% from the $9,624,000 realized in fiscal year 1998. The Company's operating margin rate before amortization of intangible assets was 10%, compared to 9% in the years ended October 31, 1999 and 1998, respectively.

         Amortization of intangible assets for the fiscal year ended October 31, 1999 was $840,000, a decrease of $1,124,000 from the prior year. This decrease was due primarily to completion, in fiscal year 1999, of the amortization of the excess purchase price related to the HISCo acquisition in fiscal year 1997 allocated to certain revenue contracts.

         Net interest and other income for the fiscal year ended October 31, 1999 was $1,277,000, a decrease of $1,020,000 over the prior year, based upon the combination of lower cash balances and interest rates, the HRM acquisition transaction, and a $600,000 capital gain on investment recorded in the prior fiscal year.

         The Company's income tax expense for the fiscal year ended October 31, 1999 was $4,091,000, resulting in an effective tax rate of approximately 35.3%. This compared to an income tax expense of $3,869,000 and an effective tax rate of approximately 38.9% for fiscal year 1998. The increased income tax expense was due primarily to the Company's higher pre-tax profit, offset by a more favorable effective tax rate realized from the Company's ability to file consolidated state tax returns in specific jurisdictions and from the newly enacted provision of the tax code pertaining to utilization of existing prior year net operating tax loss carryforwards, for which the Company had previously provided a valuation allowance. The Company reduced its valuation allowance by $372,000 related to this matter.

         Principally as a result of the above factors, net income for the fiscal year ended October 31, 1999 increased to $7,483,000, an increase of $1,395,000 or 23% from the prior year. Resultant diluted earnings per share was $0.43 in fiscal year 1999, compared to $0.34 in fiscal year 1998.

FISCAL YEARS ENDED OCTOBER 31, 1998 AND 1997

         The results of operations discussed below include certain editorial changes to conform the years ended October 31, 1998 and 1997 to current business unit naming and segment conventions.

         Consolidated revenue for the fiscal year ended October 31, 1998 was $105,252,000, an increase of $15,735,000 or 18% from prior year revenue of $89,517,000.

         The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, achieved revenue of $57,238,000, an increase of $1,382,000 or 2% from the prior year. Of these amounts, the Provider Revenue Services Group had revenue of $34,987,000, a decrease of $4,020,000 or 10% from the prior year, while the Payor Revenue Services Group had revenue of $22,251,000, an increase in revenue of $5,402,000 or 32% over the prior period.

         Revenue from the Software Division was $48,014,000, an increase of $14,353,000 or 43% over the prior year. Revenue from the Decision Support Group was $25,499,000, an increase of $626,000 or 3% from the prior year, while the Payor Systems Group had revenue of $22,515,000 reflecting an increase of $13,727,000 or 156% from the prior year. This increase was primarily attributable to the inclusion of the Payor Systems results for the entirety of the fiscal year in 1998 but for only two-thirds of the fiscal year (March 18 through October 31) in 1997.

         Cost of services for the fiscal year ended October 31, 1998 was $95,628,000, an increase of $7,273,000 or 8% from the prior year, which included only partial year costs for the Payor Systems Group in fiscal year 1997 and partial year costs for the Global acquisition consummated by the Company in July 1997 and reported as part of the Provider Revenue Services Group in fiscal year 1998. In summary, increased costs in the Software Division of $11,045,000 (of which $8,962,000 were attributable to the Payor Systems Group) were offset by diminished costs of approximately $3,772,000 in the Revenue Services Division. As a percentage of total revenue, cost of services declined to 91% from 99% of total revenue for the fiscal years ended October 31, 1998 and 1997, respectively.

         Compensation expense, the largest component of cost of services, was $59,288,000 or 56% of total revenue for the fiscal year ended October 31, 1998, an increase of $6,927,000 or 13% over the prior year, when compensation cost was 58% of total revenue. Increased compensation expense was attributable in large part to the addition of full year compensation costs for the Payor Systems Group and the full year effect of the Global acquisition, offset by lower compensation expense in the remainder of Revenue Services Division due to reduction in average headcount and decreased deferred compensation benefits. Data processing expense for the fiscal year ended October 31, 1998 was $8,771,000, an increase of $1,178,000 or 16% from the prior year. The increase was due primarily to full year costs of operations in fiscal year 1998 associated with the acquisitions completed during the course of fiscal year 1997. Occupancy expense for the fiscal year ended October 31, 1998 was $9,663,000, a decrease of $720,000 or 7% from the prior year. The decrease was attributable to the subletting of two floors at the Company's New York City offices, offset by increases associated with the acquisitions completed during the course of fiscal year 1997. Other operating expense for the fiscal year ended October 31, 1998 was $17,906,000, a decrease of $112,000 or 1% from the prior year. This decrease was attributable to cost reductions in the Revenue Services Division, offset in part by full year costs in fiscal year 1998 for the acquisitions completed during the course of fiscal year 1997.

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

         The Company's income tax expense for the fiscal year ended October 31, 1998 was $3,869,000, resulting in an effective tax rate of approximately 38.9%. This compared to an income tax benefit of $351,000 for fiscal year 1997. The fiscal year 1998 tax rate of 38.9% was lower than the Company's normal rate of slightly under 42%. This decrease was attributable to available "capital loss carry forwards" which sheltered the entirety of a $593,000 long term capital gain, both for tax and financial statement purposes. The effective tax rate for fiscal year 1998 exclusive of the benefit of the tax-sheltered capital gain was 41.3%, compared to an equivalent effective tax rate of 42.9% in fiscal year 1997. The tax benefit in fiscal year 1997 was primarily due to a reversal of $1,093,000 in accrued taxes arising from the favorable resolution of an Internal Revenue Service audit.

         Net income for the fiscal year ended October 31, 1998 was $6,088,000, an increase of $4,007,000 or 193% from the prior year. Resultant diluted earnings per share were $0.34 in fiscal year 1998, compared to $0.12 in fiscal year 1997. Included in the fiscal year 1998 earnings per share were $0.03 resulting from $593,000 in fully sheltered long-term capital gains; included in fiscal year 1997 earnings per share were $0.06 attributable to non-recurring events, which consisted of a $310,000 loss in earnings due to the Company's
(then) equity interest in HISCo, $537,000 in merger related costs, offset by a one-time benefit from the reversal of a $877,000 reserve for interest expense and $1,093,000 in accrued taxes resulting from a favorable resolution of an Internal Revenue Service audit concluded fiscal year 1997. Earnings per share without the one-time and unusual events increased from $0.06 in fiscal year 1997 to $0.31 in fiscal year 1998, an increase of $0.25 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1999, the Company had $58,437,000 in net working capital, an increase of $1,734,000 or 3% from the level at October 31, 1998. The Company's principal sources of liquidity at October 31, 1999 consisted of cash, cash equivalents, and short-term investments aggregating $33,817,000, and net accounts receivable of $58,662,000. Accounts receivable at October 31, 1999 reflected an increase of $3,669,000 or 7% from the balance at October 31, 1998, of which approximately $2,561,000 was attributable to the HRM acquisition transaction.

         As of December 30, 1999, the Company amended its unsecured revolving credit facility to extend the existing term through February 15, 2000. No other terms of the existing credit facility have changed. Although the Company is in the process of securing a new credit facility with its financial institution, there can be no assurance that the Company will be able to do so on terms that are consistent with the current credit facility or terms that are acceptable to the Company.

         On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased in fiscal year 1999.

         In fiscal year 1999, the Company utilized a portion of its excess capital to again become an opportunistic acquirer, completing the HRM acquisition transaction. The Company continues to seek to acquire companies that supply healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources.

INFLATION

         Historically, inflation has not been a material factor affecting the Company's revenue, and general operating expenses have been subject to normal inflationary pressure. Notwithstanding, the Company's business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. Although the moderate inflation rates of the past several years have not imposed significant problems for the Company, in light of current shortages in the skilled labor market, the Company has implemented selective wage increases in fiscal year 1999 to assure retention of qualified personnel in key areas of its operations.

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

VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES; TERMINABILITY OF CUSTOMER CONTRACTS.

         The Company's revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the number and timing of systems sales; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the healthcare industry; the length of the sales cycles and delays in the implementation process; the timing of periodic revenue enhancement projects; and general economic conditions. The Company experiences sales cycles of three to eighteen months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on the Company's operating results. Further, the commencement of one or more major implementations could generate a large increase in revenue and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenue and net income in other periods, and which may not provide a valid basis for future projections. The Company's ability to complete implementation of its systems and recognize revenue is dependent on certain factors outside the control of the Company, including its customers' ability to allocate internal resources to the implementation process and, with respect to certain customers, the need to obtain necessary approvals upon completion of work but prior to customer acceptance. In addition, many of the Company's agreements with its customers may be terminated under certain circumstances upon 30 to 90 days notice. The termination of customer agreements, if not replaced, could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT AND SYSTEM ENHANCEMENT

         The Company's future performance will depend in large part upon the Company's ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. The Company has historically devoted increasingly more resources to product enhancements and research and development and believes that significant continuing development efforts will be necessary to adapt to changing marketplace requirements, to sustain its operations, and to integrate the products and technologies of acquired businesses. There can be no assurance that the Company will successfully or in a timely manner develop, acquire, integrate, introduce, and market new product enhancements or products, or that product enhancements or new products developed by the Company will meet the requirements of hospitals or other healthcare providers and payors and achieve or sustain market acceptance.

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

         Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in its defense of any such claims.

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

         Products and services such as those offered by the Company at times contain errors or failures, especially when initially introduced or when new versions are released or processes implemented. Although the Company conducts extensive testing, software errors are sometimes discovered in certain enhancements and products and services after their introduction. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in products and services under development or in other enhancements or products after commencement of commercial shipments or implementations, resulting in loss of revenue and customers, delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

HEALTHCARE REGULATION AND REFORM

         The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The Company's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its results of operations, financial condition or business.

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

CERTAIN ANTI-TAKEOVER PROVISIONS

         The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by the Company's Board of Directors. Accordingly, the Company's Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or, other rights of holders of the Company's common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of preferred stock, there can be no assurance that the Company will not do so in the future. In addition, the Company's by-laws provide for a classified Board of Directors, which provision could also have the effect of discouraging a change of control of the Company.

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

YEAR 2000

         In common with many other organizations, the Y2K computer issue creates risks for the Company. To address these Y2K issues, the Company formulated a plan and began work at the end of 1997. The Company put in place a working committee to track implementation of the plan. Activities included in this plan intended to encompass all major categories of systems in use by the Company, including those entailed in the performance of product development, operations, sales, finance, and human resources. Interactions with major suppliers of products and services were identified and continue to be monitored to ensure uninterrupted delivery to the Company of the requisite products and services.

         The Company is also continuing to work with its clients to ensure a smooth Y2K transition. As well, the Company responded to the enactment of the Y2K Information and Disclosure Act ("Y2K Act") on October 19, 1998. The purpose of the Y2K Act is to encourage and promote disclosure regarding Y2K issues and to provide limitations for claims on tort liability.

         Contingency plans for all potential single points of disruption were developed and implemented. It is expected that assessment and remediation will be completed in sufficient time to ensure the Company's provision of service without interruption due to the onset of the year 2000. No event has surfaced through the time of filing of this Form 10-K to materially impact the Company's results of operations. The Company has completed its Y2K remediation work in accordance with a schedule which is responsive to the time sensitivity of the clients, seeking first to complete work on engagements where the Company's interactions with the clients are on a concurrent (in contrast to a retrospective) basis. To the extent that the Company has not developed an adequate plan for any particular contingency, the Company believes its capacity to stage, resequence and reschedule much of its operational processing work should enable mitigation, in whole or part, of the potential long-term negative impact on its clients and the Company.

         The Company has designed and tested the most current versions of its products for Y2K compliance. The Company has finished migrating to its most current versions those of the Company's products running on versions not Y2K compliant. The Company is utilizing the migration to Y2K compliant systems as the catalyst for a consolidation of various of the Company's disparate systems -- thereby reducing the number of product versions which require updating for the Y2K problem. Each business group has had its Y2K remediation tested, with the exception of the Provider Revenue Services Group. Progress continues to be made in the substantial conversion work for the Provider Revenue Services Group, though not all of it was concluded by the end of 1999. As well, a number of the Company's customers are running product versions that are not Y2K compliant. While the Company has provided its clients with viable plans for migration to Y2K compliant versions and has been encouraging such customers to adopt such plans, it is possible that various of the Company's clients will not adopt the recommended plan of migration, potentially entailing either increased costs to the Company or loss of revenue by the Company. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Y2K problems, which could cause fluctuations or diminution in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that could result in material, additional future costs to the Company. Moreover, assessment of whether a complete system will operate correctly depends on the capabilities and interoperability of the hardware and software components comprising the system; for most end-users, this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Y2K capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Y2K issues and it is anticipated that these expenditures would continue through 2000.

         The costs incurred to date related to these programs are difficult to isolate but are estimated at approximately $2,100,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2,500,000. The total cost estimate does not include potential costs related to any customer claims, other claims or the cost of internal software and hardware replaced in the normal course of business, nor does this estimate include the costs associated with the consolidation (to the maximum practicable extent) by the two Groups comprising the Revenue Services Division of their respective product versions into a consolidated version for each group. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to afford a timely solution to Y2K capability issues. Because the factors involved are complex and frequently not readily separable, it is difficult to determine which of the Company's multiple development activities are properly allocable to the solution of Y2K problems. The Company's cost estimates are based on an assessment of the current situation and are subject to future revision.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criteria for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137. The Company has not yet determined the effect, if any, of adopting this new standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's holdings of financial instruments are comprised of federal, state and local government debt, and corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily, pending use in the Company's business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum or highly liquid investments.

         The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of October 31, 1999, and the related weighted average interest rates by year of maturity:

                                                                   Fiscal year
                                  Fiscal year     Fiscal year         2005 and
                                      2000             2001         thereafter           Total        Fair value
                                  ----------      -----------      -----------     ------------      ------------
Fixed income assets
  Governmental Securities         $ 5,137,000     $ 5,756,000      $ 6,383,000     $ 17,276,000      $ 17,005,000
  Average interest rate                 5.06%           5.01%            5.52%

  Corporate debt                                                                        500,000           502,000
  Average interest rate                                                                   4.55%
                                  -----------     -----------      -----------     ------------      ------------
                                  $ 5,137,000     $ 5,756,000      $ 6,383,000     $ 17,776,000      $ 17,507,000
                                  -----------     -----------      -----------     ------------      ------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is found on pages 29 to 53 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A.       Financial Statements:
                      See Index to Consolidated Financial Statements on page 27

         B.       Schedule:
                      Schedule II - Valuation and Qualifying Accounts on page 53

         C.       Reports on Form 8-K:
                      None

         D.       Exhibits:
                      See Exhibit Index on page 54

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEALTH MANAGEMENT SYSTEMS, INC.
                                   -------------------------------
                                            (REGISTRANT)


                                   BY:  /s/ PAUL J. KERZ
                                      -------------------------------
                                        Paul J. Kerz
                                        President and Chief Executive Officer


                                   DATE:    January 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                               TITLE                                       Date
----------                                                                           ----

/s/ PAUL J. KERZ                         Chairman, President,                        January 24, 2000
-------------------------                Chief Executive Officer,
Paul J. Kerz                             and Director


/s/ ALAN L. BENDES                       Senior Vice President and                   January 24, 2000
-------------------------                Chief Financial Officer
Alan L. Bendes


/s/ ERNEST W. D'AMBROSE                  Corporate Controller                        January 24, 2000
-------------------------
Ernest W. D'Ambrose


/s/ RANDOLPH G. BROWN                    Director                                    January 24, 2000
-------------------------
Randolph G. Brown


/s/ ROBERT V. NAGELHOUT                  Director, and President of Software         January 24, 2000
-------------------------                Systems and Services Division
Robert V. Nagelhout


/s/ WILLIAM W. NEAL                      Director                                    January 24, 2000
-------------------------
William W. Neal


/s/ GALEN D. POWERS                      Director                                    January 24, 2000
-------------------------
Galen D. Powers


/s/ ELLEN A. RUDNICK                     Director                                    January 24, 2000
-------------------------
Ellen A. Rudnick


/s/ DONALD J. STAFFA                     Director                                    January 24, 2000
--------------------------
Donald J. Staffa


/s/ RICHARD H. STOWE                     Director                                    January 24, 2000
-------------------------
Richard H. Stowe

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
CONSOLIDATED FINANCIAL STATEMENTS:                                                                NUMBER
-----------------------------------                                                               ------
Independent Auditors' Report                                                                        28

Consolidated Balance Sheets as of October 31, 1999 and 1998                                         29

Consolidated Statements of Operations for the Years Ended October 31, 1999, 1998, and 1997          30

Consolidated Statements of Comprehensive Income for the Years Ended October 31, 1999,
   1998, and 1997                                                                                   31

Consolidated Statements of Shareholders' Equity for the Years Ended October 31, 1999,
   1998, and 1997                                                                                   32

Consolidated Statements of Cash Flows for the Years Ended October 31, 1999, 1998, and 1997          33

Notes to Consolidated Financial Statements                                                          34


FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts                                                     53

                          INDEPENDENT AUDITORS' REPORT









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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management Systems, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG LLP


New York, New York
December 1, 1999, except for
 paragraph 1 of footnote 17
 which is as of December 20, 1999

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)

                                                                                                             October 31,
                                                                                                   ------------------------------
                                                                                                         1999               1998
                                                                                                   -----------       ------------
                                                               Assets
Current assets:
  Cash and cash equivalents                                                                        $    16,310        $    13,883
  Short-term investments                                                                                17,507             14,519
  Accounts receivable, billed, net                                                                      17,001             28,792
  Accounts receivable, unbilled, net                                                                    41,661             26,201
  Income tax receivable                                                                                    588              2,340
  Prepaid expenses and other current assets                                                              3,928              4,021
                                                                                                   -----------       ------------
      Total current assets                                                                              96,995             89,756

Property and equipment, net                                                                              7,766              6,687
Capitalized software costs, net                                                                          7,286              4,203
Goodwill, net                                                                                           12,762             11,742
Deferred income taxes                                                                                    3,797              3,303
Notes receivable from officer                                                                              900                750
Other assets                                                                                             1,415              1,361
                                                                                                   -----------       ------------

         Total assets                                                                              $   130,921        $   117,802
                                                                                                   ===========       ============


                                              Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                                            $    18,050        $    15,420
  Deferred revenue                                                                                       4,541              6,326
  Deferred income taxes                                                                                 15,967             11,307
                                                                                                   -----------        -----------
      Total current liabilities                                                                         38,558             33,053

Other  liabilities                                                                                       1,131              1,480
                                                                                                   -----------        -----------
      Total liabilities                                                                                 39,689             34,533
                                                                                                   -----------        -----------


Shareholders' equity:
  Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
     and outstanding                                                                                         0                  0
  Common stock - $.01 par value; 45,000,000 shares authorized;
     18,450,737 shares issued and 17,401,737 shares outstanding at October 31, 1999;
     18,332,367 shares issued and 17,283,367 shares outstanding at October 31, 1998                        184                183
  Capital in excess of par value                                                                        71,714             71,134
  Retained earnings                                                                                     27,078             19,595
  Accumulated other comprehensive income                                                                     6                107
                                                                                                   -----------        -----------
                                                                                                        98,982             91,019
  Less treasury stock, at cost (1,049,000 shares at October 31, 1999 and October 31, 1998)              (7,750)            (7,750)
                                                                                                   -----------        -----------
      Total shareholders' equity                                                                        91,232             83,269
                                                                                                   -----------        -----------

         Total liabilities and shareholders' equity                                                $   130,921        $   117,802
                                                                                                   ===========        ===========


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                   ($ In Thousands, Except Per Share Amounts)


                                                                                               Years ended October 31,
                                                                                 ------------------------------------------------
                                                                                        1999              1998              1997
                                                                                 ------------      ------------      ------------
Revenue:                                                                         $    114,055      $    105,252      $     89,517
                                                                                 ------------      ------------      ------------

Cost of services:
    Compensation                                                                       64,253            59,288            52,361
    Data processing                                                                     7,061             8,771             7,593
    Occupancy                                                                           9,377             9,663            10,383
    Direct project costs                                                               11,240             5,068             6,034
    Other                                                                              10,987            12,838            11,984
                                                                                 ------------      ------------      ------------
                                                                                      102,918            95,628            88,355
                                                                                 ------------      ------------      ------------
        Operating margin before amortization of intangibles                            11,137             9,624             1,162

    Amortization of intangibles                                                           840             1,964             1,331
                                                                                 ------------      ------------      ------------

        Operating income (loss)                                                        10,297             7,660              (169)
                                                                                 ------------      ------------      ------------

Other income:
     Interest income, net                                                               1,277             1,700             2,755
     Other income (loss), net                                                               0               597              (856)
                                                                                 ------------      ------------      ------------
                                                                                        1,277             2,297             1,899
                                                                                 ------------      ------------      ------------

        Income before income taxes                                                     11,574             9,957             1,730

Income tax expense (benefit)                                                            4,091             3,869              (351)
                                                                                 ------------      ------------      ------------

        Net income                                                               $      7,483      $      6,088      $      2,081
                                                                                 ============      ============      ============

Earnings per share data:
    Basic:
          Basic earnings per share                                               $       0.43      $       0.35      $       0.12
                                                                                 ============      ============      ============
          Weighted average common shares outstanding                                   17,357            17,366            17,611
                                                                                 ============      ============      ============

    Diluted:
          Diluted earnings per share                                             $       0.43      $       0.34      $       0.12
                                                                                 ============      ============      ============
          Weighted average common shares and common share equivalents                  17,419            17,833            17,979
                                                                                 ============      ============      ============




See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)




                                                                                            Years ended October 31,
                                                                               ------------------------------------------------
                                                                                   1999              1998             1997
                                                                               ------------    ---------------    -------------
Net income                                                                     $     7,483      $       6,088     $      2,081

Other comprehensive income, net of tax:
    Change in net unrealized appreciation (depreciation)
       on short-term investments                                                      (101)              (574)             210
                                                                               ------------    ---------------    -------------

Comprehensive income                                                           $     7,382     $        5,514     $      2,291
                                                                               ============    ===============    =============



See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)



                                               Common Stock
                                           -------------------                             Accumulated                 Total
                                            Number of            Capital In                     Other                 Share-
                                              Shares      Par     Excess Of     Retained  Comprehensive  Treasury    holders'
                                           Outstanding   Value    Par Value     Earnings       Income      Stock       Equity
                                           ----------   ------    ---------    ---------       ------    --------    --------
Balance at October 31, 1996                17,520,991   $  175     $ 62,541     $ 11,426     $    471   $       0    $ 74,613

  Net income                                        0        0            0        2,081            0           0       2,081
  Stock option activity                        69,480        1          333            0            0           0         334
  Employee stock purchase plan activity        95,332        1          708            0            0           0         709
  Stock issued to retire QSM debt              87,850        1        1,434            0            0           0       1,435
  Stock issued to non-employees                     0        0           98            0            0           0          98
  Disqualifying dispositions                        0        0        2,190            0            0           0       2,190
  Treasury stock acquisition                 (314,500)       0            0            0            0      (1,863)     (1,863)
  Change in net unrealized appreciation
   on short-term investments                        0        0            0            0          210           0         210

                                           ----------   ------    ---------    ---------       ------    --------     -------
Balance at October 31, 1997                17,459,153      178       67,304       13,507          681      (1,863)     79,807

  Net income                                        0        0            0        6,088            0           0       6,088
  Stock option activity                       440,316        4        2,713            0            0           0       2,717
  Employee stock purchase plan activity       118,398        0          515            0            0           0         515
  Treasury stock acquisition                 (734,500)       1            0            0            0      (5,887)     (5,886)
  Disqualifying dispositions                        0        0          602            0            0           0         602
  Change in net unrealized depreciation
   on short-term investments                        0        0            0            0         (574)          0        (574)

                                           ----------   ------    ---------    ---------       ------    --------    --------
Balance at October 31, 1998                17,283,367      183       71,134       19,595          107      (7,750)     83,269

  Net income                                        0        0            0        7,483            0           0       7,483
  Stock option activity                        41,247        0          210            0            0           0         210
  Employee stock purchase plan activity        77,123        1          337            0            0           0         338
  Disqualifying dispositions                        0        0           33            0            0           0          33
  Change in net unrealized depreciation
   on short-term investments                        0        0            0            0         (101)          0        (101)

                                           ----------   ------    ---------    ---------       ------    --------    --------
Balance at October 31, 1999                17,401,737   $  184     $ 71,714    $  27,078       $    6    $ (7,750)   $ 91,232
                                           ==========   ======    =========    =========       ======    ========    ========











See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                                                       Years ended October 31,
                                                                                                 ----------------------------------
                                                                                                    1999         1998        1997
                                                                                                 --------     --------     --------
Operating activities:
     Net income                                                                                  $  7,483     $  6,088     $  2,081
       Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
           Depreciation and amortization of capitalized software                                    3,755        3,520        3,811
           Amortization of intangibles                                                                840        1,964        1,331
           Provision for doubtful accounts                                                            690          838          538
           Loss on disposal of assets                                                                   0            0           17
           Deferred tax expense (benefit)                                                           4,166        4,022       (1,635)
           Equity in loss of affiliate                                                                  0            0          310
           Stock options issued to non-employees                                                       33            0           98
           Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                            (2,496)     (15,474)       5,008
             (Increase) decrease in income tax receivable                                           1,752       (1,830)         200
             (Increase) decrease in prepaid expenses and other current assets                         133       (1,147)       3,937
             Increase (decrease) in accounts payable and accrued expenses                             491         (289)      (2,910)
             Decrease in amounts payable to affiliates                                                  0            0         (747)
             Increase (decrease) in deferred revenue                                                 (401)         754         (575)
             Decrease in other assets                                                                (477)        (747)      (1,531)
                                                                                                 --------     --------     --------
                      Net cash provided by (used in) operating activities                          15,969       (2,301)       9,933
                                                                                                 --------     --------     --------
Investing activities:
     Software capitalization                                                                       (4,107)      (3,138)      (1,498)
     Capital asset expenditures                                                                    (2,720)      (1,263)      (2,462)
     Net proceeds from (purchases of) short-term investments                                       (3,089)       3,295         (964)
     Acquisition of net assets of Health Receivables Management, LLC, net of cash acquired         (4,024)           0            0
     Acquisition of remainder of Health Information Systems Corporation, net of cash acquired           0            0       (3,689)
     Acquisition of assets of subsidiaries of GHS, Inc.                                                 0            0       (2,146)
     Increase in notes receivable from officer                                                       (150)        (750)           0
                                                                                                 --------     --------     --------
                      Net cash used in investing activities                                       (14,090)      (1,856)     (10,759)
                                                                                                 --------     --------     --------
Financing activities:
     Proceeds from issuance of common stock                                                           210          515          709
     Proceeds from exercise of stock options                                                          338        2,717          334
     Common stock repurchases                                                                           0       (5,886)      (1,863)
                                                                                                 --------     --------     --------
                     Net cash provided by (used in) financing activities                              548       (2,654)        (820)
                                                                                                 --------     --------     --------

                     Net increase (decrease) in cash and cash equivalents                           2,427       (6,811)      (1,646)

Cash and cash equivalents at beginning of period                                                   13,883       20,694       22,340

                                                                                                 --------     --------     --------
Cash and cash equivalents at end of period                                                       $ 16,310     $ 13,883     $ 20,694
                                                                                                 ========     ========     ========


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Health Management Systems, Inc. (the "Company") furnishes proprietary information management, data processing, and software (including consulting) services to healthcare providers and payors, including government health service agencies. The Company is organized into two divisions: the Revenue Services Division ("Revenue Services Division") and the Software Systems and Services Division ("Software Division"). The Revenue Services Division comprises two business units: the Provider Revenue Services Group and the Payor Revenue Services Group. The Company's Software Division also comprises two business units: the Decision Support Group and the Payor Systems Group.

         In fiscal year 1999, each of the Company's subsidiaries adopted use of the corporate name, Health Management Systems ("HMS"), as part of an initiative to strengthen the corporate identity. As well, the Company changed the designation of its business segments in order to more appropriately describe the functions being performed. The table below cross-references fiscal year 1999 nomenclature to that used in prior years.



          CURRENT NOMENCLATURE                                 PRIOR NOMENCLATURE
          --------------------                                 ------------------
Revenue Services Division                            Transfer Payment Division
 -  Provider Revenue Services Group                   -  Provider Transfer Payment Unit
 -  Payor Revenue Services Group                      -  Payor Transfer Payment Unit
Software Systems and Services Division                Software Systems and Services Division
 -  Decision Support Group                            -  Decision Support Systems or DSS Unit
 -  Payor Systems Group                               -  Managed Care Information Systems or MCIS
                                                         Unit



         (a)   Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (b)   Cash and Cash Equivalents
         For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less (including money market instruments of $3,871,000 and $6,231,000 at October 31, 1999 and 1998, respectively) to be cash equivalents.

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

         At October 31, 1999 and 1998, the Company recorded cumulative unrealized appreciation of $6,000 and $107,000, respectively, on short-term investments classified as available for sale.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  Equipment                          3-5 years
                  Leasehold improvements             5-8 years
                  Furniture and fixtures             5-7 years

         (e)   Intangible Assets
         Intangible assets have been recorded primarily as a result of the recapitalization of the Company in 1989, the acquisition of Quality Medi-Cal Adjudication, Incorporated ("QMA") in 1990, the acquisition of the remaining shares of Health Information Systems Corporation ("HISCo") in March 1997, the acquisition of the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global") in July 1997, and the acquisition of the assets of Health Receivables Management, LLC ("Old HRM") in July 1999. Intangible assets consist of software and goodwill, which are being amortized on a straight-line basis over three years, three years and between ten and forty years, respectively.

         (f)   Software Development Costs
         The Company capitalizes software development costs (related to software developed for resale) incurred subsequent to the establishment of technological feasibility of the product, including costs incurred to develop upgrades subsequent to the commercial release of the product. Amortization of software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 36-48 months. Software development costs are stated at original cost of $11,000,000 and $6,893,000 less accumulated amortization of $3,714,000 and $2,690,000 at October 31, 1999 and 1998, respectively. Amortization expense for the years ended October 31, 1999, 1998, and 1997 was $1,024,000, $956,000, and $992,000, respectively.

         (g)   Revenue Recognition
         The Company generally recognizes revenue for financial reporting purposes when billings are submitted to clients or their third-party payors or intermediaries as a consequence of completion and acceptance of services performed by the Company for a client. Accounts receivable, unbilled, net, represents amounts recognized for services rendered but not yet invoiced and is based on the Company's estimate of the fees that will be invoiced upon receipt of remittance data. Accounts receivable, billed, net, represents amounts invoiced to clients. Several client contracts contain periodic fee limitations that the Company believes will be exceeded in the normal course of business. As a result, the fees allowable under these contracts are recognized on a straight-line basis over the fee limitation period as services are performed, and amounts billed in excess of revenue recognized are deferred. Other contracts have sliding fee scales for which revenue is fairly predictable. For these, the Company recognizes revenue, at the estimated effective fee rate, ratably over the client's contract year. Finally, certain contracts are subject to fixed-fee arrangements covering specified periods, which the Company realizes on a straight-line basis over the corresponding periods.

         The Company recognizes revenue from consulting services as the services are provided. Revenue from software products sold to customers under license agreements is deferred and recognized as revenue upon software installation and satisfaction of significant Company obligations, if any, and when collection of the resulting receivable is reasonably assured. Revenue from ongoing maintenance agreements is deferred and recognized as revenue on a straight-line basis over the periods of the respective maintenance agreements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         (i)   New Accounting Pronouncements
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criteria for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137. The Company has not yet determined the effect, if any, of adopting this new standard.

         (j)   Net Income Per Common Share
         Basic earnings per share is based on the net income for the relevant period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the net income for the relevant period divided by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during fiscal years 1999, 1998, and 1997 of 17,357,000, 17,366,000, and 17,611,000 and of
62,000, 467,000, and 368,000, respectively. The Company's common stock equivalents consist of stock options. As of October 31, 1999, the Company had 3,335,928 potentially dilutive common shares outstanding that could have an effect on future calculations of diluted earnings per share.

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

         (l)   Reclassifications
         Certain reclassifications were made to prior year amounts to conform to the current presentation.

         (m)   Fair Value of Financial Instruments
         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets approximate estimated fair value as of October 31, 1999 and 1998.

         (n)   Stock-Based Compensation
         The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS No.
123. See Note 12 - Stock Based Compensation Plans.

         (o)   Accounting for the Impairment of Long-Lived Assets
         The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

2.       BUSINESS COMBINATIONS

         (a) Acquisition of the Assets of Health Receivables Management, LLC. In June 1999, the Company's Quality Standards in Medicine, Inc. ("QSM")
subsidiary acquired substantially all of the assets and assumed specified liabilities of Old HRM for $4,024,000, net of cash acquired and subject to certain purchase price adjustments. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM"). HRM currently furnishes Medicaid application services, electronic billing, eligibility verification, accounts receivable management and collection services to healthcare providers, principally in the State of Illinois.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of HRM from the date of acquisition through October 31, 1999 are included in the accompanying consolidated financial statements. Its results are included in the Provider Revenue Services Group. The $1,618,000 excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 15 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and HRM as if the acquisition had occurred as of the beginning of fiscal years 1999 and 1998, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HRM constituted a single entity during such periods.

                                                            (Unaudited)
                                                       Year ended October 31,
                                                     1999                  1998
                                                     ----                  ----
Revenue                                        $ 119,209,000          $ 113,066,000
Net income                                         7,556,000              5,571,000
                                               -------------          -------------
Basic earnings per share                                0.41                   0.32
                                               -------------          -------------
Diluted earnings per share                     $        0.40          $        0.31
                                               -------------          -------------


         (b) Acquisition of the Assets of Global Health Systems Inc. and GHS Management Services, Inc.
         In July 1997, the Company acquired substantially all the assets of Global for $2,146,000. Global provides computerized record-based processing systems and services for managed care, public health and ambulatory care facilities.

         The acquisition was accounted for using the purchase method and accordingly the results of operations for Global from the date of acquisition through October 31, 1998 are included in the accompanying consolidated

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


financial statements. Its results are included in the Provider Revenue Services Group. The $1,701,000 excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

         (c)   Acquisition of Health Information Systems Corporation
         In March 1997, the Company, which owned 43% of the equity of HISCo, acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired from Welsh, Carson, Anderson & Stowe ("WCAS"), a limited partnership affiliated with WCAS, other affiliates of WCAS, independent investors, and certain of the Company's executive officers and directors. HISCo was subsequently renamed HSA Managed Care Systems, Inc. ("HSA"). HSA provides automated business and information solutions, including software systems and services, to healthcare providers and payors.

         The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1998 are included in the accompanying consolidated financial statements. Its results comprise the results of the Payor Systems Group. The $2,309,000 excess of the purchase price over the fair market value of the identifiable net assets acquired was recorded as goodwill and is being amortized over a period not to exceed 20 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and HSA as if the acquisition had occurred as of the beginning of fiscal year 1997, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HSA constituted a single entity during such period.

                                                              (Unaudited)
                                                         Year ended October 31,
                                                                 1997
                                                         ----------------------

Revenue                                                       $ 94,582,000
Net income                                                       1,671,000
                                                              ------------
Basic earnings per share                                              0.09
                                                              ------------
Diluted earnings per share                                    $       0.09
                                                              ------------


         (d)   Merger with Quality Standards in Medicine, Inc.

         In November 1996, the Company completed the acquisition of QSM, a Boston-based company providing clinical quality management systems, for 260,000 shares of the Company's common stock. This transaction was accounted for using the pooling of interests method. Accordingly, the accompanying consolidated financial statements have been retroactively restated through 1995 for periods presented to include the financial position, results of operations, and cash flows of QSM. Founded in 1986, QSM provides hospitals with sophisticated systems and consulting services to help define and measure the quality of care. QSM has clients located primarily in 13 states and the District of Columbia.

3.       MARKETABLE SECURITIES
         The Company's holdings of financial instruments are comprised of federal, state and local government debt, and corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily, pending use in the Company's business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum or highly

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liquid investments.

         The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of October 31, 1999:

                                                                  Fiscal year
                                  Fiscal year     Fiscal year        2005 and
                                      2000            2001         thereafter        Total           Fair value
                                  -----------     -----------     -----------    ------------       ------------
Fixed income assets
  Governmental Securities         $ 5,137,000     $ 5,756,000     $ 6,383,000    $ 17,276,000        $ 17,005,000
  Corporate debt                                                                      500,000             502,000
                                  -----------     -----------     -----------    ------------        ------------
                                  $ 5,137,000     $ 5,756,000     $ 6,383,000    $ 17,776,000        $ 17,507,000
                                  ===========     ===========     ===========    ============        ============


4.       ACCOUNTS RECEIVABLE
         Accounts receivable are reflected net of an allowance for doubtful accounts of $1,823,000 and $1,853,000 at October 31, 1999 and 1998,
respectively.

5.       PROPERTY AND EQUIPMENT
         Property and equipment as of October 31, 1999 and 1998 consisted of the following:

                                                         1999               1998
                                                    ------------       ------------
Equipment                                           $ 19,022,000       $ 15,411,000
Leasehold improvements                                 6,161,000          6,035,000
Furniture and fixtures                                 5,192,000          5,119,000
                                                    ------------       ------------
                                                      30,375,000         26,565,000
Less accumulated depreciation and amortization       (22,609,000)       (19,878,000)
                                                    ------------       ------------
Property and equipment, net                         $  7,766,000       $  6,687,000
                                                    ============       ============


         Depreciation and amortization expense related to property and equipment charged to operations for the years ended October 31, 1999, 1998, and 1997 was $2,731,000, $2,564,000, and $2,819,000, respectively.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS
         Goodwill and other intangible assets as of October 31, 1999 and 1998 consisted of the following:


                                        1999               1998
                                   ------------       ------------
Goodwill                           $ 15,916,000       $ 14,298,000
Less accumulated amortization        (3,154,000)        (2,556,000)
                                   ------------       ------------
Goodwill, net                        12,762,000         11,742,000
                                   ------------       ------------

Other intangible assets               1,443,000          7,036,000
Less accumulated amortization          (973,000)        (6,325,000)
                                   ------------       ------------
Other intangible assets, net       $    470,000       $    711,000
                                   ------------       ------------


         Amortization expense related to intangible assets charged to operations for the years ended October 31, 1999, 1998, and 1997, was $840,000, $1,964,000,
and $1,331,000, respectively. During 1999, software in the amount of $5,593,000 became fully amortized.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         Accounts payable and accrued expenses as of October 31, 1999 and 1998 consisted of the following:

                                      1999             1998
                                  -----------      -----------
Accounts payable                  $ 5,922,000      $ 4,485,000
Accrued compensation                5,113,000        6,390,000
Accrued direct project costs        3,112,000        1,763,000
Accrued other expenses              3,903,000        2,782,000
                                  -----------      -----------
                                  $18,050,000      $15,420,000
                                  ===========      ===========


8.       CREDIT FACILITY
         The Company's unsecured $30,000,000 revolving credit facility with a major money center financial institution carries an unused commitment fee of 20 basis points, and bears interest at the institution's prime lending rate, or LIBOR plus 5/8%, at the Company's option. The revolving credit facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends. The revolving credit facility also contains covenants that require the Company to maintain minimum tangible consolidated shareholders' equity and limit debt-to-equity and debt-to-asset relationships as defined in the agreement. The Company had an available balance under this credit facility of $30,000,000 at both October 31, 1999 and October 31, 1998. See Note 16(c) Related Party Transactions. Subsequent to the fiscal year ended October 31, 1999, the Company amended the credit facility to extend the existing term through February 15, 2000. No other terms of the existing credit facility have changed. Although the Company is in the process of securing a new credit facility with its financial institution, there can be no assurance that the Company will be able to do so on terms that are consistent with the current credit facility or terms that are acceptable to the Company.

         Cash interest payments including bank charges attributable to the aforementioned credit facility for the years ended October 31, 1999, 1998, and 1997 were $105,000, $102,000, and $80,000, respectively.

9.       INCOME TAXES
         Income tax expense (benefit) for the years ended October 31, 1999, 1998, and 1997 was comprised of the following:

                                              1999                1998               1997
                                         -----------         -----------         -----------
Current tax expense (benefit):
   Federal                               $  (145,000)        $  (577,000)        $   716,000
   State and local                            70,000             423,000             568,000
                                         -----------         -----------         -----------
                                             (75,000)           (154,000)          1,284,000
                                         -----------         -----------         -----------

Deferred tax expense (benefit):
   Federal                                 3,254,000           3,505,000          (1,136,000)
   State and local                           912,000             518,000            (499,000)
                                         -----------         -----------         -----------
                                           4,166,000           4,023,000          (1,635,000)
                                         -----------         -----------         -----------
Income tax expense (benefit), net        $ 4,091,000         $ 3,869,000         $  (351,000)
                                         -----------         -----------         -----------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the income tax expense (benefit) to the applicable federal statutory rates follows:

                                          1999                       1998                         1997
                                     -----------                  -----------                  -----------
Income tax expense (benefit):
Computed at federal statutory rate   $ 3,951,000   34.1%         $ 3,386,000   34.0%         $   588,000    34.0%
State and local tax expense, net of      647,000    5.6              621,000    6.2               46,000     2.7
   federal benefit
Amortization of goodwill                  56,000    0.5               83,000    0.8               70,000     4.0
Municipal interest                      (199,000)  (1.7)            (181,000)  (1.8)            (258,000)  (14.9)
Decrease in valuation allowance         (372,000)  (3.2)                   0    0.0                    0     0.0
Merger related costs                           0    0.0                    0    0.0              183,000    10.6
Equity loss in affiliate                       0    0.0                    0    0.0               88,000     5.1
IRS audit resolution                           0    0.0                    0    0.0           (1,093,000)  (63.2)
Amortization of software                       0    0.0              104,000    1.0               24,000     1.4
Tax contingency                                0    0.0             (261,000)  (2.6)                   0     0.0
Other, net                                 8,000    0.0              117,000    1.3                1,000     0.0
                                     -----------   ----          -----------   ----          -----------   -----
Total income tax expense (benefit)   $ 4,091,000   35.3%         $ 3,869,000   38.9%         $  (351,000)  (20.3)%
                                     ===========   ====          ===========   ====          ===========   =====


         Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The types of temporary differences that give rise to the deferred tax liability, and the effect on the deferred income tax expense (benefit) of changes in those temporary differences, are as follows:

                                                             1999                 1998                 1997
                                                         -----------          -----------        -----------
Accounts receivable                                      $ 5,900,000          $ 5,351,000        $(2,131,000)
Allowance for doubtful accounts                               61,000             (265,000)           104,000
 Fees held in escrow                                        (130,000)            (105,000)          (128,000)
Depreciable and amortizable assets                           272,000           (1,112,000)          (674,000)
Capitalized research and development costs                 1,229,000            1,119,000            316,000
Unbilled costs                                                58,000               32,000           (242,000)
Accounts payable and other accrued expenses                  (78,000)             122,000          1,248,000
Deferred revenue                                             214,000               92,000            106,000
Deferred rent                                                355,000              (65,000)          (138,000)
Contract termination contingency                                   0                    0         (1,093,000)
HHL one-time charges                                               0                    0          1,310,000
Federal and state net operating loss                      (3,780,000)          (1,251,000)          (434,000)
Other                                                         65,000              105,000            121,000
                                                         -----------          -----------        -----------
Deferred income tax expense (benefit)                    $ 4,166,000          $ 4,023,000        $(1,635,000)
                                                         ===========          ===========        ===========


         The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at October 31, 1999 and 1998 were as follows:

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      1999              1998
                                                                  ------------      ------------
Deferred tax assets:
    Accounts receivable/deferred items                            $    193,000      $    408,000
    Allowance for doubtful accounts                                    777,000           838,000
    Property and equipment                                           3,732,000         3,904,000
    HHL one-time charges                                               325,000           399,000
    Accounts payable and accrued expenses                              203,000           202,000
    Federal and state net operating loss carryforward                7,261,000         3,321,000
    Minimum tax credit                                                 572,000                 0
    Other                                                              684,000           756,000
                                                                  ------------      ------------
         Total deferred tax assets before valuation allowance       13,747,000         9,828,000
    Less: Valuation allowances                                      (1,024,000)       (1,396,000)
                                                                  ------------      ------------
         Total deferred tax assets after valuation allowance      $ 12,723,000      $  8,432,000
                                                                  ============      ============

Deferred tax liabilities:
    Accounts receivable/deferred items                            $ 18,446,000      $ 12,121,000
    Capitalized research and development cost                        3,194,000         1,965,000
    Federal impact of states net operating losses                    1,207,000           674,000
    Other                                                            2,046,000         1,676,000
                                                                  ------------      ------------
        Total deferred tax liabilities                            $ 24,893,000      $ 16,436,000
                                                                  ============      ============
        Total net deferred tax liabilities                        $(12,170,000)     $ (8,004,000)
                                                                  ============      ============

Net current deferred tax liabilities                              $(15,967,000)     $(11,307,000)
Net noncurrent deferred tax assets                                   3,797,000         3,303,000
                                                                  ------------      ------------
        Total net deferred tax liabilities                        $(12,170,000)     $ (8,004,000)
                                                                  ============      ============



         The valuation allowances for the fiscal years ended October 31, 1999, 1998, and 1997 were $1,024,000, $1,396,000 and $1,396,000, respectively. At
October 31, 1999, the Company had a net operating loss carryforward of $10,000,000 and $16,000,000, which is available to offset future federal and state/city taxable income, respectively. Of the federal amount, $3,998,000 is subject to annual limitation of $266,000 under Internal Revenue Code Section
382. The federal and state/city net operating loss carryforwards expire between fiscal years 2012 through 2019, and fiscal years 2012 through 2014, respectively. The federal minimum tax credit has no expiration period. The Company's management believes that the utilization of certain net operating loss carryforward is not more likely than not to be realized, and therefore has maintained a valuation allowance of $1,024,000.

         Cash payments attributable to income taxes for the years ended October 31, 1999, 1998, and 1997 were $522,000, $2,412,000, and $1,263,000, respectively.

         The Company has had disqualifying disposition transactions during the three years ended October 31, 1999. Disqualifying dispositions are non-cash transactions and are excluded from the statements of cash flows. The tax benefit derived from disqualifying dispositions increased shareholders' equity by $33,000, $602,000, and $2,190,000 during the fiscal years ended October 31, 1999, 1998, and 1997, respectively.

10.      EQUITY
         On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company is authorized

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.      PROFIT SHARING AND 401(K) PLAN
         The Company had a discretionary defined contribution profit sharing plan in which a substantial number of its employees participated. For the years ended October 31, 1999, 1998, and 1997, profit sharing expense was $0, $0, and $197,000 respectively.

         Effective January 1, 1992, the Company amended its profit sharing plan to include a 401(k) plan, which permits an employee to contribute a portion of the employee's compensation, subject to certain limitations. At its discretion, the Company may make annual contributions to the 401(k) plan for the benefit of participating employees. For the years ended October 31, 1999, 1998, and 1997, 401(k) plan expense was $1,102,000, $959,000, and $804,000, respectively.

         Effective October 31, 1997, the Company terminated its profit sharing plan, including the 401(k) plan. A replacement, but identical, 401(k) plan was established as of November 1, 1997. Having obtained approval by the Internal Revenue Service, an initial distribution of the assets of the terminated profit sharing plan was completed on December 18, 1998, the majority of the individual accounts were distributed in March 1999, and the Company expects to distribute the remainder in fiscal year 2000.

12.      STOCK-BASED COMPENSATION PLANS
         At October 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of SFAS 123 and applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. Had compensation costs for the Company's three stock-based compensation plans been determined consistent with fair value method prescribed by SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                         1999          1998          1997
                                                                        ------        ------        ------

Net income                                 As reported                  $7,483        $6,088        $2,081
                                           Pro forma                     6,325         2,189           837

Net income per basic share                 As reported                    0.43          0.35          0.12
                                           Pro forma                      0.36          0.13          0.05

Net income per diluted share               As reported                    0.43          0.34          0.12
                                           Pro forma                     $0.36         $0.12         $0.05

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The effect noted above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

         The fair value of the stock options granted in 1999, 1998, and 1997 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 58.3%, 48.9%, and 51.4%; a risk-free interest rate of 4.7%, 5.7%, and 5.8%; and expected lives of 4.76, 4.91, and 4.90 years, respectively.

         Effective March 9, 1999, the shareholders of the Company approved the Health Management Systems, Inc. 1999 Long-Term Incentive Stock Plan (the "Plan"), which replaced the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan terminated in May 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain highly competent individuals to serve as officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons in the Company. The Plan provides for the grant of (a) options to purchase shares of the Company's common stock at an exercise price no less than 100% of the estimated fair market value of the Company's common stock; (b) stock appreciation rights ("SAR") representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company's common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. The Plan authorizes the issuance of up to 4,751,356 shares of common stock. The Plan expires in January 2009.

         The stock options become exercisable and expire at various dates through November 2009. As of October 31, 1999, no SAR's or stock purchase awards had been granted. Effective November 30, 1999 (the "Grant Date"), the Company awarded 367,500 stock options. Of the total options, 234,000 options are subject to a performance based accelerated vesting schedule. These options vested 25 percent on the Grant Date and the remaining 75 percent will vest on October 31, 2003, subject to accelerated vesting of all or a portion of the total options upon realization of certain annual performance measures. All options whose vesting has not otherwise been accelerated pursuant to the foregoing will vest on October 31, 2003, subject only to the continued employment by the Company of the optionee.

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Presented below is a summary of the stock option plans for the years ended October 31, 1999, 1998, and 1997:

                                     1999                       1998                        1997
                            ---------------------      ---------------------       ----------------------
                                         Weighted                  Weighted                     Weighted
                                          average                   average                      average
                                         exercise                  exercise                     exercise
                              Shares      Price          Shares      price           Shares       price
                            ---------    --------      ---------   ---------       ---------    ---------
Options outstanding at      1,801,098    $   7.50      1,925,856   $    7.82       1,962,752    $   12.47
   Beginning of year
Granted                     1,965,250        6.16        541,504        6.57       1,573,294         9.09
Exercised                     (41,247)       5.09       (440,316)       6.17         (69,424)        3.90
Cancelled                    (389,173)       6.58       (225,946)      10.63      (1,540,766)       15.22
                            ---------    --------      ---------   ---------       ---------    ---------
Options outstanding at
   end of year              3,335,928    $   6.85      1,801,098   $    7.50       1,925,856    $    7.82
                            =========    ========      =========   =========       =========    =========

Weighted average
   Grant-date fair value
   of options granted
(Black-Scholes)                          $   2.30                  $    3.17                    $    4.63
                                         ========                  =========                    =========

         The following table summarizes information for stock options outstanding at October 31, 1999:

                                   Total Outstanding Options                 Outstanding Exercisable Options
                        ---------------------------------------------        -------------------------------
                                             Weighted
                                              average         Weighted                            Weighted
            Range             Number        remaining          average                             average
      of exercise        outstanding      contractual         exercise             Number         exercise
           prices     as of 10/31/99             life            price        exercisable            price
-----------------     --------------      -----------      -----------        -----------        ---------
   $ 0.58 -  5.69            360,869             8.43      $     4.28             71,744         $    2.84

     5.88 -  6.03            482,994             7.60            5.88            359,994              5.88

     6.32 -  7.00          2,044,028             8.56            6.43            529,280              6.45

     8.16 - 10.06            306,652             4.97            9.30            271,652              9.26

    15.31 - 23.00            141,101             6.21           17.20            131,590             17.34

    70.51 - 70.51                284             6.18           70.51                172             70.51
-----------------     --------------      -----------      -----------        -----------        ---------
   $ 0.58 - 70.51          3,335,928             7.98      $     6.85          1,364,432         $    7.73
-----------------     --------------      -----------      -----------        -----------         ---------



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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the "ESPP"), which was subsequently approved by shareholders at the Annual Meeting of Shareholders held on February 28, 1994. The Company has reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP, which is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. The ESPP provides that all full-time employees of the Company and its subsidiaries may elect to participate in the ESPP without regard to length of service if their customary employment is a minimum of 20 hours per week. For the years ended October 31, 1999, 1998, and 1997, the Company had sold 77,123, 118,531, and 95,332 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $337,000, $516,000, and $709,000, respectively, which activity is reflected in the accompanying consolidated financial statements. The weighted-average fair value of those purchase rights granted in 1999, 1998, and 1997, respectively, based on the Black-Scholes model was $2.35, $3.52, and $10.68 respectively.

13.      SEGMENT AND GEOGRAPHICAL INFORMATION
         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

         (a)   Segment Information
         The Company measures the performance of its operating segments through "Operating Income" as defined on the accompanying consolidated statements of operations.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                TOTAL     Provider     Payor
                                               REVENUE    Revenue     Revenue           TOTAL     Decision     Payor
                              TOTAL            SERVICES   Services   Services          SOFTWARE    Support    Systems
($ in Thousands)               HMS             DIVISION     Group      Group           DIVISION     Group      Group
----------------            ---------          ---------  ---------  ---------         ---------  ---------  ---------
1999

Revenue                     $ 114,055          $  67,950  $  41,536  $  26,414         $  46,105  $  22,542  $  23,563
Operating income (loss)        10,297              2,150     (2,988)     5,138             8,147      4,328      3,819
Total assets                  130,921             84,186     51,155     32,631            46,735     21,536     25,199
Depreciation and
 amortization                   4,595              1,865      1,368        497             2,730      1,584      1,146
Capital expenditures and
 software capitalization        6,827              2,177      1,562        615             4,650      3,165      1,485
                            ---------          ---------  ---------  ---------         ---------  ---------  ---------
1998

Revenue                       105,252             57,238     34,987     22,251            48,014     25,499     22,515
Operating income (loss)         7,660              1,481     (1,620)     3,101             6,179      4,645      1,534
Total assets                  117,802             73,857     46,106     27,751            43,945     19,939     24,006
Depreciation and
 amortization                   5,484              2,343      1,559        786             3,141      1,285      1,856
Capital expenditures and
 software capitalization        4,401                687        420        267             3,714      2,941        773
                            ---------          ---------  ---------  ---------         ---------  ---------  ---------
1997

Revenue                        89,517             55,856     39,007     16,849            33,661     24,873      8,788
Operating income (loss)          (169             (3,824)      (704)    (3,120)            3,655      4,628       (973)
Total assets                  109,694             73,304     46,630     26,674            36,390     17,359     19,031
Depreciation and
 amortization                   5,142              2,531      1,814        717             2,611      1,059      1,552
Capital expenditures and
 software capitalization    $   3,960          $   1,519  $   1,055  $     464         $   2,441  $   2,182  $     259
                            ---------          ---------  ---------  ---------         ---------  ---------  ---------


         (b)   Geographic Information
         The Company operates within the continental United States. The Company also has a limited number of overseas clients. Substantially, all identifiable assets of the Company are located and safeguarded throughout the continental United States.

         (c)   Major Customers
         No single client of the Company accounted for 10% or more of the Company's total revenue in fiscal year 1999. The Company's largest client is Columbia/HCA Healthcare Corporation ("Columbia"), a customer of the Decision Support Group. This client accounted for 9%, 10%, and 12% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. The Company provides its services to Columbia primarily pursuant to annual work order agreements. There is no assurance that any of these agreements will be renewed.

         (d)   Concentration of Revenue
         The clients constituting the Company's ten largest clients change each year. The concentration of revenue in such accounts has decreased; accounting for approximately 48%, 50%, and 53% of the Company's revenue in fiscal years 1999, 1998, and 1997, respectively. In many instances, including governmental clients, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements periodically expire,

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and will have reached their terms by the end of fiscal year 2004. There is no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

14.      COMMITMENTS
         The Company leases office space and data processing equipment under operating leases which expire at various dates through 2006. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended October 31, 1999, 1998, and 1997, including escalations, was $6,806,000, $6,801,000, and $7,634,000, respectively. Sublease income was
$1,401,000, $751,000 and $0, for the years ended October 31, 1999, 1998, and
1997, respectively.

         Minimum annual lease payments for each of the next five years ending October 31 and thereafter are as follows:

        Year                                                 Payments
        ----                                            --------------
        2000                                            $    4,795,838
        2001                                                 4,427,404
        2002                                                 4,350,503
        2003                                                 3,417,561
        2004                                                 2,519,253
        Thereafter                                           4,138,669
                                                        --------------
        Total                                           $   23,649,228
                                                        ==============



15.      RELATED PARTY TRANSACTIONS
         (a)  HHL Financial Services, Inc.
         Effective January 31, 1992, the Company entered into a management and data processing services agreement ("Management Agreement") with HHL Financial Services, Inc. ("HHL"). Under the Management Agreement, the Company provided HHL with executive management, data processing, and technical support services through June 30, 1996, subject to certain termination and renewal provisions.

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

         On August 21, 1996, the Company announced a one-time charge and revenue reversal pertaining to its relationship with HHL, which was in default of the Outsourcing Amendment. The Company's one-time charge related to (i) the full reservation of prior period accounts receivable of $2,881,000, (ii) accrual of net costs to be incurred in excess of anticipated revenue relating to the Company's continued contractual obligation with HHL of $3,823,000, and (iii) the write-off of its investment in HHL of $927,000, resulting in a total one-time charge of $7,631,000. Additionally, revenue of $2,180,000 earned and initially recorded in the third quarter of 1996 was reversed. The result of the total write-off and revenue reversal recognized in the third quarter of 1996 of $9,811,000 translated to an after-tax impact of $5,563,000, or $0.30 per share.

         On October 29, 1996, the Company entered into an agreement with HHL and HHL's primary financial creditor providing for mutual general releases and the cessation of all claims. The Company also settled its liabilities due to HHL of $1,950,000 for a payment of $870,000 resulting in the reversal of $1,080,000 in liabilities as an offset to other operating expenses. In addition, the Company agreed to provide, for a period of up to 18 months, a reduced level of service

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to HHL in exchange for payment in advance. During this 18-month period, HHL had the right and elected to lower the level of service requested and therefore lower the amount paid in advance. Also, HHL had the right and in certain instances cancelled the service on 30 days prior written notice.

         During 1997, the Company had incurred and offset $2,739,000 in net expenses for its contractual obligations with HHL. During 1998 and 1999, the Company had offset $200,000 and $130,000, respectively, of a contractual obligation to a third party. The remaining accrual liability of $389,000 at October 31, 1999, is scheduled to be offset over the next three years against a contractual obligation of the Company to a third party.

         During the years ended October 31, 1999, 1998, and 1997, the Company received approximately $0, $0, and $1,849,000 in fees from HHL related to these agreements and in connection with jointly executed client projects. During the same periods, HHL charged the Company expenses for services totaling $0, $0, and $250,000, respectively, in connection with work done on jointly executed client projects.

         (b)  HISCo
         The Company and HISCo entered into an agreement, dated as of October 31, 1995 (the "HISCo Agreement"), pursuant to which the Company was to provide HISCo with certain services ("Basic Services"), including executive, acquisition support, and corporate support services. For these Basic Services, the Company was entitled to receive a fee, payable monthly, calculated at the Company's then current standard hourly rates established for internal allocations plus 20%. The term of the HISCo Agreement was to continue until the later of (i) June 30, 2000 or (ii) the expiration of any outstanding work order related to additional services. The Company believes that the terms of the HISCo Agreement were fair and reasonable and were no less favorable to the Company than those that could have been obtained with respect to comparable engagements with independent third parties. In fiscal year 1997, the Company received approximately $331,000 in fees from HISCo for services provided pursuant to the HISCo Agreement.

         In March 1997, the Company, which owned 43% of HISCo's equity, acquired the remaining 57% of HISCo's equity for $3,689,000, net of cash acquired. In connection with this acquisition, the HISCo agreement was terminated and HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc. and was renamed HSA Managed Care Systems, Inc. This entity is currently known as the Company's Payor Systems Group, and provides automated business and information solutions, including software and services, to healthcare providers and payors. The acquisition was accounted for using the purchase method and accordingly the results of operations of HSA from the date of acquisition through October 31, 1999 are included in the accompanying financial statements. The $2,309,000 excess of the purchase price over fair market value of the identifiable net assets acquired was recorded as goodwill and is being amortized over a period of 20 years.

         In connection with the sale of their respective equity interests in HISCo to the Company, certain of the Company's current and former officers and directors derived gross proceeds as follows: Paul J. Kerz, $101,000; Laurence B. Simon, $62,000; Donald J. Staffa, $31,000; Russell L. Carson, $79,000; and Richard H. Stowe, $30,000.

         The Company's total revenue from related parties was $0, $0, and $331,000 in fiscal years 1999, 1998, and 1997, respectively.

         (c)  Robert V. Nagelhout
         In April 1997, the Company guaranteed a loan by The Chase Manhattan Bank (the "Bank") in the original principal amount of $1,600,000 to Robert V. Nagelhout, the then Chief Operating Officer and a director of the Company. Mr. Nagelhout granted the Company a security interest in 500,000 shares of the Company's common stock as collateral for its guarantee. On June 11, 1998, Mr. Nagelhout repaid the loan in its entirety, the Bank released the Company's

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guaranty, and the available balance under the Company's line of credit with the Bank was restored by $1,600,000 to $30,000,000.

         (d) Paul J. Kerz
         During October 1998, the Company's HSA subsidiary, a Delaware corporation, made two loans to Paul J. Kerz, an officer and director of HSA, who is also the Company's Chairman and Chief Executive Officer. One loan, in the principal amount of $500,000, was secured by a pledge of 162,666 shares of the Company's common stock owned by Mr. Kerz, while the other loan, in the principal amount of $250,000, was unsecured. Both loans bore interest at the rate of 5.3125% per annum, payable semi-annually commencing April 30, 1999, and were due as to principal and all then accrued but unpaid interest on October 31, 2000. During October 1999, HSA (i) extended the due date of both loans to December 31, 2001 and (ii) increased the total principal amount of the unsecured loan to $1,000,000 of which a total of $400,000 was outstanding as of October 31, 1999. During November 1999, Mr. Kerz drew down the remaining $600,000 of the unsecured loan. In addition, the interest rate on the amended loans was increased to 5.9686% per annum. The amendments to the loans were unanimously approved by the Board of Directors of HSA and the Company as the sole stockholder of HSA, following the recommendation of the Compensation Committee of the Company's Board of Directors that the amendment to the loans were in the best interest of HSA and the Company, and the unanimous approval of the amendment to the loans by the independent members of the Company's Board of Directors.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         The table below summarizes the Company's unaudited quarterly operating results for its last two fiscal years.

                                                                First       Second        Third        Fourth
($ In Thousands, Except Earnings Per Common Share)             Quarter      Quarter      Quarter       Quarter
--------------------------------------------------             -------      -------      -------       -------
1999:
Revenue                                                        $ 27,369     $ 28,857     $ 27,655      $ 30,174
Operating income                                                  2,415        2,831        2,844         2,207
Net income                                                        1,606        1,803        2,068         2,006
Basic earnings per share                                           0.09         0.10         0.12          0.12
Diluted earnings per share                                         0.09         0.10         0.12          0.12
                                                               --------     --------     --------      --------
1998:
Revenue                                                          25,037       25,636       26,736        27,843
Operating income                                                  1,010        1,609        1,960         3,081
Net income                                                          879        1,185        1,388         2,636
Basic earnings per share                                           0.05         0.07         0.08          0.15
Diluted earnings per share                                     $   0.05     $   0.07     $   0.08      $   0.15
                                                               --------     --------     --------      --------


17.      LEGAL
         In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to this understanding, without admitting any wrongdoing, certain of the defendants have agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which will be paid by the Company's insurance carriers. For the fiscal year ended October 31, 1999, the Company has recorded a charge of $845,000 related to this proposed settlement which is included as a component of other cost of services. The proposed settlement is subject to execution of a final settlement agreement and Court approval. On December 22, 1999, the Judge issued an Order dismissing, without prejudice, the pending motion to dismiss, as moot. In the event a final settlement is not consummated, the Company intends to resubmit a motion to dismiss the Second Consolidated Amended Complaint and to continue its vigorous defense of the lawsuit.

          On June 1, 1998, MedE America Corp. commenced a lawsuit against the Company and others in the United States District Court for the Southern District of New York. In its complaint, plaintiff alleged copyright infringement and other violations of its rights relating to the Company's development and sale of certain computer software, known as the Universal Billing Platform, which was recently developed for the Company by certain former employees of plaintiff, who are also defendants in the action, acting as independent contractors. Plaintiff, among other relief, sought (i) to restrain the Company from continuing to market and sell the alleged infringing software, and (ii) monetary damages in excess of $10,000,000. Over a period of in excess of nine months prior to the filing of the complaint, the parties engaged in an extensive exchange of communications, as a result of which the Company concluded, after investigation, that plaintiff's claims were without merit. On July 22, 1998, the Company answered the complaint, denying the material allegations of the complaint. After the commencement of Discovery and pursuant to the Rules of the Court, this matter was referred to a Court-appointed Mediator, who, in the context of non-binding mediation and independent of the Court proceeding, met with the parties over a period of months. The Mediator assisted in negotiating a settlement of this case, which entails no payment by the Company, dismissal of the Complaint with prejudice, and an acknowledgement by MedE that, after review and access to additional information, the copyright and trademark infringement claims were without merit.

         On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed in December 1998. Oral argument on the motions was heard by the Court on April 22, 1999 and the motions are now sub judice. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




Allowance for doubtful accounts:

Balance, October 31, 1996                            $     1,682,000
         Provision                                           538,000
         Recoveries                                                -
         Charge-offs                                        (792,000)
                                                     ---------------
Balance, October 31, 1997                                  1,428,000
         Provision                                           838,000
         Recoveries                                                -
         Charge-offs                                        (413,000)
                                                     ---------------
Balance, October 31, 1998                                  1,853,000
         Provision                                           690,000
         Recoveries                                                -
         Charge-offs                                        (720,000)
                                                     ---------------
BALANCE, OCTOBER 31, 1999                            $     1,823,000
                                                     ===============

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

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

2.2(i) First Amendment to Agreement and Plan of Merger, dated as of April 29, 1996, among Health Management Systems, Inc., CDR
               Acquisition Corp., CDR Associates, Inc., and all the shareholders of CDR Associates, Inc. (Incorporated by reference to Exhibit
               2.2(i) to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 (the 1996 Form 10-K)

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

2.4 Agreement and Plan of Merger, dated as of March 18, 1997, by and among Health Management Systems, Inc., HISCo Acquisition Corp.,
               Health Information Systems Corporation and HSA Managed Care
               Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               April 30, 1997 (the April 1997 Form 10-Q))

2.5 Asset Purchase Agreement, dated as of March 10, 1997, by and among GHS, Inc., Global Health Systems, Inc. GHS Management
               Services, Inc., Health Management Systems, Inc. and Global Health
               Acquisition Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               July 31, 1997 (the July 1997 Form 10-Q))

2.5(i) Assignment and Assumption Agreement, dated as of July 15, 1997, between Global Health Acquisition Corp. and HSA Managed Care
               Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the July 1997 Form 10-Q)

2.6            Asset Purchase Agreement, dated as of June 30, 1999, by and among
               ARC Ventures, LLC, and Health Receivables Management, LLC and
               Health Management Systems, Inc., and Quality Standards In
               Medicine, Inc. (Incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               July 31, 1999 (the "July 1999 Form 10-Q"))

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

3.1            Amended and Restated Certificate of Incorporation of Health
               Management Systems, Inc. (Incorporated by reference to Exhibit
               3.1 to Amendment No. 1 (Amendment No. 1) to the Company's
               Registration Statement on Form S-1, File No. 33-4644 (the
               Registration Statement) and Exhibit 3(i) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               1996 (the January 1996 Form 10-Q))

3.2 By-Laws of Health Management Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1)


10.2(ii)       Amendment, dated as of September 1, 1995, to Master Software
               License, dated June 29, 1992, by and between Health Care microsystems, Inc. and Columbia/HCA. (Incorporated by reference to Exhibit 10.2(ii) to the 1997 Form 10-K)

10.3(i)        Health Management Systems, Inc. Stock Option and Restricted Stock
               Purchase Plan, as amended (Incorporated by reference to Exhibit
               10.3 to the Registration Statement, to Exhibit 10.3 to Amendment
               No. 2 (Amendment No. 2) to the Registration Statement, Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994 (the January 1994 Form 10-Q) and
               Exhibit 10 to the January 1996 Form 10-Q)

10.3(ii)       Amendment No. 6, dated as of December 2, 1997, to the Health
               Management Systems, Inc., Stock Option and Restricted Stock
               Purchase Plan. (Incorporated by reference to Exhibit 10.3(iii) to the 1997 Form 10K)

10.3(iii)      Health Management Systems, Inc. Employee Stock Purchase Plan, as
               amended (Incorporated by reference to Exhibit 10.2 to the January
               1994 Form 10-Q and to Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended January 31, 1995 (the
               January 1995 Form 10-Q))

10.3(iv)       Health Management Systems, Inc. 1995 Non-Employee Director Stock
               Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3(v) Health Management Systems, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.3(iv) to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (the 1995 Form
               10-K))

10.3(vi)       Health Management Systems, Inc. Profit Sharing Plan, as amended
               (Incorporated by reference to Exhibit 10.3(vi) to the 1995 Form
               10-K)

10.3(vii)      Health Management Systems, Inc. 1999 Long-Term Incentive Stock
               Plan (Incorporated by reference to Exhibit 4 to the Company's
               Registration Statement on Form S-8, File No. 333-77121)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

 10.4(i)       Credit Agreement and Guaranty Among Health Management Systems,
               Inc., as Borrower, Accelerated Claims Processing, Inc., Quality
               Medi-Cal Adjudication, Incorporated, Health Care microsystems,
               Inc., and CDR Associates, Inc., as Guarantors, and The Chase
               Manhattan Bank, as Bank (Incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the July 1996 Form 10-Q))

 10.4(ii) First Amendment to Credit Agreement and Waiver (Incorporated by reference to Exhibit 10.1(i) to the July 1996 Form 10-Q)

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

 10.4(vi)      Fourth Amendment To Credit Agreement And Guaranty, dated as of
               July 15, 1999 among Health Management Systems, Inc., Accelerated
               Claims Processing, Inc., Quality Medi-Cal Adjudication,
               Incorporated, Health Care Microsystems, Inc., CDR Associates
               Inc., HSA Managed Care Systems, Inc., Quality Standards In
               Medicine, Inc. and The Chase Manhattan Bank (Incorporated by reference to Exhibit 2 to the July 1999 Form 10-Q)

*10.4(vii)     Fifth Amendment To Credit Agreement And Guaranty, dated as of
               September 30, 1999, among Health Management Systems, Inc.,
               Accelerated Claims Processing, Inc., Quality Medi-Cal
               Adjudication, Incorporated, Health Care Microsystems, Inc., CDR
               Associates Inc., HSA Managed Care Systems, Inc., Health
               Receivables Management, Inc. and The Chase Manhattan Bank

*10.4(viii)    Sixth Amendment to Credit Agreement and Guaranty, dated as of
               December 30, 1999, among Health Management Systems, Inc.,
               Accelerated Claims Processing, Inc., Quality Medi-Cal
               Adjudication, Incorporated, Health Care Microsystems, Inc., CDR
               Associates Inc., HSA Managed Care Systems, Inc., Health
               Receivables Management, Inc. and The Chase Manhattan Bank

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

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

 10.10 Promissory note, dated as of April 16, 1997, by and between Robert V. Nagelhout and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 10.4 to the April 1997 Form 10-Q)

 10.11         Sublease Agreement, dated December 23, 1997, between Health
               Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the January
               1998 Form 10-Q))

 10.12         Consent to Sublease, dated December 23, 1997, by 387 P.A.S.
               Enterprises to the subletting by Health Management Systems, Inc.
               to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

 10.13 Promissory note, dated as of October 15, 1998, in the principal amount of $500,000 between Paul J. Kerz and HSA Managed Care
               Systems, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended October
               31, 1998 (the "1998 Form 10-K")

 10.14 Promissory note, dated as of October 15, 1998, in the principal amount of $250,000 between Paul J. Kerz and HSA Managed Care
               Systems, Inc. (Incorporated by reference to Exhibit 10.17 to the 1998 Form 10-K)

 10.15         Security Agreement, dated as of October 15, 1998, between Paul J.
               Kerz and HSA Managed Care Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the 1998 Form 10-K)

*10.16 Amended and restated promissory note, dated as of October 1999, in the principal amount of $500,000 between Paul J. Kerz and HSA
               Managed Care Systems, Inc.

*10.17 Amended and restated promissory note, dated as of October 1999, in the principal amount of $1,000,000 between Paul J. Kerz and HSA Managed Care Systems, Inc.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

*11            Computation of Earnings per Share

*21            List of subsidiaries of Health Management Systems, Inc.

*23            Consent of KPMG LLP, independent certified public accountants

*27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only


* Filed herewith