Form 10-Q
period 2000-01-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2000-03-16
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            January 31, 2000
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number 0-20946

                        Health Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

                    New York                                                      13-2770433
 -----------------------------------------------                ------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes      No
                                          -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                             Outstanding at February 25, 2000
 ------------------------------------------------                -----------------------------------------------
          Common Stock, $.01 Par Value                                         17,477,261 Shares

                        HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2000

 PART I                 FINANCIAL INFORMATION                                                            Page No.

 Item 1                 Interim Financial Statements

                             Condensed Consolidated Balance Sheets as of January 31, 2000
                             (unaudited) and October 31, 1999                                               1

                             Condensed Consolidated Statements of Operations (unaudited) for the
                             three month periods ended January 31, 2000 and January 31, 1999                2

                             Consolidated Statements of Comprehensive Income (unaudited) for the
                             three month periods ended January 31, 2000 and January 31, 1999                3

                             Consolidated Statement of Shareholders' Equity (unaudited) for the
                             three month period ended January 31, 2000                                      4

                             Condensed Consolidated Statements of Cash Flows (unaudited) for the
                             three month periods ended January 31, 2000 and January 31, 1999                5

                             Notes to Interim Consolidated Financial Statements (unaudited)                 6

 Item 2                 Management's Discussion and Analysis of Financial Condition and Results of          9
                        Operations

 Item 3                 Quantitative and Qualitative Disclosures About Market Risks                         12

 PART II                OTHER INFORMATION                                                                   13

 SIGNATURES                                                                                                 14

 EXHIBIT INDEX                                                                                              15

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                     January 31,            October 31,
                                                                         2000                   1999
                                                                 ---------------         ---------------
   ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                     $       13,299           $      16,310
   Short-term investments                                                16,733                  17,507
   Accounts receivable, billed, net                                      16,712                  17,001
   Accounts receivable, unbilled, net                                    44,710                  41,661
   Other current assets                                                   4,976                   4,516
                                                                 ---------------         ---------------
       Total current assets                                              96,430                  96,995

Property and equipment, net                                               7,297                   7,766
Capitalized software costs, net                                           7,724                   7,286
Goodwill, net                                                            12,599                  12,762
Notes Receivable from officer                                             1,520                     900
Other assets                                                              5,437                   5,212
                                                                 ---------------         ---------------

           Total assets                                          $      131,007          $      130,921
                                                                 ===============         ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                         $       17,465           $      18,050
   Deferred revenue                                                       4,459                   4,541
   Deferred income taxes                                                 16,131                  15,967
                                                                 ---------------         ---------------
       Total current liabilities                                         38,055                  38,558
Other  liabilities                                                        1,084                   1,131
                                                                 ---------------         ---------------
       Total liabilities                                                 39,139                  39,689
                                                                 ---------------         ---------------


Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares
      authorized; none issued and outstanding                                 0                       0
   Common stock - $.01 par value;
      45,000,000 shares authorized; 18,520,761 shares
      issued and 17,471,761 shares outstanding at
      January 31, 2000; 18,450,737 shares issued and
      17,401,737 shares outstanding at October 31, 1999                     185                     184
   Capital in excess of par value                                        72,043                  71,714
   Retained earnings                                                     27,377                  27,078
   Accumulated other comprehensive income                                    13                       6
                                                                 ---------------         ---------------
                                                                         99,618                  98,982
   Less treasury stock, at cost (1,049,000 shares at
      January 31, 2000 and October 31, 1999)                             (7,750)                 (7,750)
                                                                 ---------------         ---------------
       Total shareholders' equity                                        91,868                  91,232
                                                                 ---------------         ---------------

           Total liabilities and shareholders' equity            $      131,007          $      130,921
                                                                 ===============         ===============

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                             Three months ended
                                                                                                 January 31,
                                                                                         ------------------------
                                                                                           2000            1999
                                                                                         --------        --------
Revenue                                                                                  $ 26,574        $ 27,369
                                                                                         --------        --------

Cost of services:
    Compensation                                                                           15,786          15,331
    Data processing                                                                         1,885           1,835
    Occupancy                                                                               2,601           2,188
    Direct project costs                                                                    3,399           2,930
    Other                                                                                   2,529           2,470
                                                                                         --------        --------
                                                                                           26,200          24,754
                                                                                         --------        --------
        Operating margin before amortization of intangibles                                   374           2,615

Amortization of intangibles                                                                   227             200
                                                                                         --------        --------
        Operating income                                                                      147           2,415

Net interest and net other income                                                             325             308
                                                                                         --------        --------
        Income before income taxes                                                            472           2,723

Income tax expense                                                                            173           1,117
                                                                                         --------        --------

        Net income                                                                       $    299        $  1,606
                                                                                         ========        ========

Earnings per share data:
    Basic:
          Basic earnings per share                                                       $   0.02        $   0.09
                                                                                         ========        ========
          Weighted average common shares outstanding                                       17,422          17,310
                                                                                         ========        ========

     Diluted:
          Diluted earnings per share                                                     $   0.02        $   0.09
                                                                                         ========        ========
         Weighted average common shares and common share equivalents                       17,573          17,848
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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three months ended
                                                                               January 31,
                                                                      ------------------------------
                                                                              2000            1999
                                                                      -------------   --------------
Net income                                                            $        299     $      1,606

Other comprehensive income, net of tax:
    Change in net unrealized appreciation (depreciation)
       on short-term investments                                                 7               (1)
                                                                      -------------   --------------
Comprehensive income                                                  $        306    $       1,605
                                                                      =============   ==============

See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
            INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                     Common Stock                                  Accumulated
                                ------------------------   Capital In                 Other                          Total
                                # of Shares        Par      Excess Of   Retained  Comprehensive      Treasury     Shareholders'
                                Outstanding        Value    Par Value   Earnings      Income          Stock          Equity
                                -----------       ------    ---------   --------  -------------      ---------    -------------
Balance at October 31, 1999      17,401,737       $  184     $ 71,714   $ 27,078       $     6       $ (7,750)     $   91,232

    Net income                            0            0            0        299             0              0             299

    Stock option activity            60,630            1          274          0             0              0             275

    Employee stock purchase           9,394            0           42          0             0              0              42
      plan activity

    Disqualifying dispositions            0            0           13          0             0              0              13

    Change in net unrealized
      appreciation on
      short-term investments              0            0            0          0             7              0               7
                                 ----------       ------   ----------   --------    -----------     ----------     -----------
Balance at January 31, 2000      17,471,761       $  185     $ 72,043   $ 27,377       $    13       $ (7,750)     $   91,868
                                 ==========       ======   ==========   ========    ===========     ==========     ===========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three months ended
                                                                                             January 31,
                                                                                    -----------------------------
                                                                                        2000              1999
                                                                                    -----------        ----------

Net cash used in operating activities                                               $   (2,208)       $   (3,707)
                                                                                    -----------       -----------

Investing activities:
    Capital asset expenditures                                                            (366)             (222)
    Software capitalization                                                               (915)             (945)
    Increase in note receivable from officer                                              (620)                0
    Net proceeds from sales (purchases) of short-term investments                          781              (345)
                                                                                    -----------       -----------
        Net cash used in investing activities                                           (1,120)           (1,512)
                                                                                    -----------       -----------

Financing activities:
    Proceeds from issuance of common stock                                                  42               160
    Proceeds from exercise of stock options                                                275               206
                                                                                    -----------       -----------
        Net cash provided by financing activities                                          317               366
                                                                                    -----------       -----------

            Net decrease in cash and cash equivalents                                   (3,011)           (4,853)
Cash and cash equivalents at beginning of period                                        16,310            13,883
                                                                                    -----------       -----------
Cash and cash equivalents at end of period                                          $   13,299        $    9,030
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

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 1999 included in the Company's Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission.

2.   Reclassifications

     Certain reclassifications were made to prior year amounts to conform to the current presentation.

3.   Business Combinations

     In June 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and assumed specified liabilities of Health Receivables, LLC ("Old HRM") for $4,024,000, net of cash acquired and subject to certain purchase price adjustments. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM"). HRM currently furnishes Medicaid application services, electronic billing, eligibility verification, accounts receivable management and collection services to healthcare providers, principally in the State of Illinois.

     The acquisition was accounted for using the purchase method of accounting. HRM's results are included in the Company's Provider Revenue Services Group. The $1,618,000 excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 15 years.

4.   Credit Facility

      As of February 15, 2000, upon the expiration of its existing credit facility, the Company entered into a new unsecured revolving credit facility with its existing major money center financial institution. The facility is comprised of a $10 million committed revolver and a $20 million advised line of credit. The facility, subject to the satisfaction of certain closing conditions, has a 364 day term, bears interest at LIBOR plus 87.5 basis points, and carries an unused commitment fee of 37.5 basis points. The interest rate and unused commitment fee on the revolver are adjustable, subject to certain earnings thresholds at November 1, 2000, to a maximum rate of LIBOR plus 1.125 percent and .625 percent, respectively. This revolving facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends and contains covenants that require the Company, among other things, to maintain minimum asset, debt coverage, and consolidated tangible shareholders' equity, as defined in the agreement. As of January 31, 2000 and 1999, no amounts were outstanding under this or the predecessor credit facility.

5.   Supplemental Cash Flow Disclosures

     Cash paid for income taxes during the quarters ended January 31, 2000 and 1999 was $53,000 and $113,000, respectively. Cash paid for interest during the quarters ended January 31, 2000 and 1999 was $33,000 and $29,000, respectively.

     The Company recorded $13,000 and $29,000 for the three months ended January 31, 2000 and 1999, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.

6.   Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three month periods ended January 31, 2000 and 1999, respectively, is presented below.


      ($ and shares in 000's, except per share data)              Three months ended
                                                                         January 31,
                                                                -----------------------
                                                                     2000         1999
                                                                ----------   ----------
      Numerator:
         Net Income                                             $     299     $  1,606
                                                                ----------   ----------

      Denominator:
        Weighted average common shares                             17,422       17,310
             Potential common shares: stock options                   151          538
                                                                ----------   ----------

        Weighted average common shares and
         common share equivalents                                  17,573       17,848
                                                                ==========   ==========

      Basic earnings per share                                  $    0.02     $   0.09
                                                                ==========   ==========

      Diluted earnings per share                                $    0.02     $   0.09
                                                                ==========   ==========



7.   Segment Information

      The Company measures the performance of its operating segments utilizing "Operating Income" as defined on the accompanying consolidated statements of operations. Certain reclassifications were made to prior period amounts to conform to current presentation.

                                                    TOTAL    Provider     Payor
                                                   REVENUE    Revenue    Revenue        TOTAL     Decision    Payor
                                    TOTAL         SERVICES   Services    Services     SOFTWARE    Support    Systems
      ($ in Thousands)               HMS          DIVISION     Group      Group       DIVISION     Group      Group
      ---------------------------------------------------------------------------------------------------------------
      Three months ended
      January 31, 2000
      Revenue                     $26,574         $ 17,817   $11,763      $6,054        $8,757    $4,855     $3,902

      Operating income (loss)         147           (1,010)   (1,366)        356         1,157       753        404
      ---------------------------------------------------------------------------------------------------------------
      Three months ended
      January 31, 1999
      Revenue                      27,369           14,476     8,620       5,856        12,893     6,540      6,353

      Operating income (loss)       2,415             (750)   (1,886)      1,136         3,165     1,930      1,235
      ---------------------------------------------------------------------------------------------------------------

     The difference between Operating income and Income before income taxes is Net interest and net other income, which was $325,000 and $308,000 for the quarters ended January 31, 2000 and 1999, respectively.

8.    Legal Proceedings

     In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to this understanding, without admitting any wrongdoing, certain of the defendants have agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which will be paid by the Company's insurance carriers. The Company recorded a charge of $845,000 in the fourth quarter ended October 31, 1999 related to this proposed settlement. The proposed settlement is subject to execution of a final settlement agreement and Court approval. On December 22, 1999, the Judge issued an Order dismissing, without prejudice, the pending motion to dismiss, as moot. In the event a final settlement is not consummated, the Company intends to resubmit a motion to dismiss the Second Consolidated Amended Complaint and to continue its vigorous defense of the lawsuit.

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

     Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999 Consolidated revenue for the first quarter of fiscal year 2000 was $26.6 million, a decrease of approximately $800,000 or 2.9% from the comparable period in 1999, with the decrease in the Software Systems and Services ("Software") Division partially offset by the increase in the Revenue Services Division. The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, achieved revenue of $17.8 million, an increase of $3.3 million or 23% from the comparable prior year first quarter. Of these amounts, the Provider Revenue Services Group produced revenue of $11.8 million, an increase of $3.1 million or 36% from the comparable prior year first quarter, including $2.1 million in revenue attributable to the Company's acquisition of HRM in June 1999. The Payor Revenue Services Group produced revenue of $6.1 million, an increase in revenue of approximately $200,000 or 3% from the comparable prior year first quarter.

Revenue from the Software Division, comprised of the Decision Support Group and the Payor Systems Group, was $8.8 million, a decrease of $4.1 million or 32.1% from the comparable prior year first quarter. Of these amounts, the Decision Support Group produced revenue of $4.9 million, a decrease of $1.7 million or 25.8% from the comparable prior year first quarter. The decrease in this Group's revenue was the result of an elongated sales cycle, attributable to clients' reluctance to implement new software while facing their own internal Y2K conversions, offset by the increase in revenue earned from the Company's recurring base of clients. Revenue from the Payor Systems Group was $3.9 million, a decrease of $2.5 million or 38.6% from the comparable prior year first quarter, principally attributable to a combination of the wind down of an outsourcing engagement by a Blue Cross client who was acquired and converted to their affiliate's internal data center, and the non-recurrence of substantial amounts of Y2K remediation work accomplished for our Payor Systems clients last year.

Cost of services for the first fiscal quarter ended January 31, 2000 was $26.2 million, an increase of $1.4 million or 6% from the comparable prior year first quarter. Compensation expense, the largest component of cost of services, was $15.8 million for the first fiscal quarter ended January 31, 2000, reflecting an increase of approximately $500,000 or 3.0% from the comparable prior year first quarter. The increase was principally attributable to the increase in personnel costs to support the increased revenue in the Revenue Services Division, including the personnel added through the acquisition of HRM in June 1999, partially offset by reduced compensation expense in the Software Division. Occupancy costs of $2.6 million increased approximately $400,000 or 19% from the comparable prior year first quarter, principally attributable to the acquisition of HRM in June 1999. Direct project costs were $3.4 million for the fiscal quarter ended January 31, 2000, reflecting an increase of approximately $500,000 or 16% from the comparable prior year first quarter, primarily attributable to the Company's increased use of revenue-generating subcontractors and related project consulting services ("subcontractor costs").

As a result of the above factors, operating margin before amortization of intangible assets for the first quarter of fiscal year 2000 was $374,000, a decrease of $2.2 million or 86% from the comparable prior year first quarter.

The Company's income tax expense for the first fiscal quarter ended January 31, 2000 was $173,000, a decrease of approximately $900,000 or 85% from the comparable prior year first quarter. The decrease was primarily attributable to the Company's lower pre-tax profit.

Principally as a result of the above factors, net income for the first fiscal quarter ended January 31, 2000 decreased to $299,000, a decrease of $1.3 million or 81% from the comparable prior year first quarter. Resultant diluted earnings per share for the first fiscal quarter ended January 31, 2000 was $0.02, compared to $0.09 in the comparable prior year first quarter.

Liquidity and Capital Resources

At January 31, 2000 and October 31, 1999, the Company had $58.4 million in net working capital. The Company's principal sources of liquidity at January 31, 2000 consisted of cash, cash equivalents, and short-term investments aggregating $30.0 million, and net accounts receivable of $61.4 million. Accounts receivable at January 31, 2000 reflected an increase of $2.7 million or 5% from the balance at October 31, 1999. The increase was primarily attributable to the historically strong fourth quarter revenue and to an increasing portion of the Company's revenue being generated by the Revenue Services Division, whose receivables conversion cycle is more elongated than that of the Software Division.

As of February 15, 2000, upon the expiration of its existing credit facility, the Company entered into a new unsecured revolving credit facility with its existing major money center financial institution. The facility is comprised of a $10 million committed revolver and a $20 million advised line of credit. The facility, subject to the satisfaction of certain closing conditions, has a 364 day term, bears interest at LIBOR plus 87.5 basis points, and carries an unused commitment fee of 37.5 basis points. The interest rate and unused commitment fee on the revolver are adjustable, subject to certain earnings thresholds at November 1, 2000, to a maximum rate of LIBOR plus 1.125 percent and .625 percent, respectively. This revolving facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends and contains covenants that require the Company, among other things, to maintain minimum asset, debt coverage, and consolidated tangible shareholders' equity, as defined in the agreement. As of January 31, 2000 and 1999, no amounts were outstanding under this or the predecessor credit facility.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased during the fiscal quarter ended January 31, 2000.

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

Contingency plans for all potential single points of disruption were developed and implemented. It is expected that assessment and remediation will be completed in sufficient time to ensure the Company's provision of service without interruption due to the onset of the year 2000. No Y2K-related event has surfaced through the time of filing of this Form 10-Q to materially impact the Company's results of operations. The Company has completed its Y2K remediation work in accordance with a schedule which is responsive to the time sensitivity of the clients, seeking first to complete work on engagements where the Company's interactions with the clients are on a concurrent (in contrast to a retrospective) basis. To the extent that the Company has not developed an adequate plan for any particular contingency, the Company believes its capacity to stage, resequence and reschedule much of its operational processing work should enable mitigation, in whole or part, of the potential long-term negative impact on its clients and the Company.

The Company has designed and tested the most current versions of its products for Y2K compliance. The Company has finished migrating to its most current versions those of the Company's products running on versions not Y2K compliant. The Company is utilizing the migration to Y2K compliant systems as the catalyst for a consolidation of various of the Company's disparate systems--thereby reducing the number of product versions which require updating for the Y2K problem. Each business group has had its Y2K remediation tested, with the exception of the Provider Revenue Services Group. Progress continues to be made in the substantial conversion work for the Provider Revenue Services Group, though not all of it was concluded by the end of January 2000. As well, a number of the Company's customers are running product versions that are not Y2K compliant. While the Company has provided its clients with viable plans for migration to Y2K compliant versions and has been encouraging such customers to adopt such plans, it is possible that various of the Company's clients will not adopt the recommended plan of migration, potentially entailing either increased costs to the Company or loss of revenue by the Company. Moreover, the revenue stream and financial stability of existing customers may be adversely impacted by Y2K problems, which could cause fluctuations or diminution in the Company's revenue. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that could result in material, additional future costs to the Company. Moreover, assessment of whether a complete system will operate correctly depends on the capabilities and interoperability of the hardware and software components comprising the system; for most end-users, this will include hardware and software provided by companies other than the Company. Except as specifically provided for in the limited warranty accompanying the current versions of its products, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Y2K capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Y2K issues and it is anticipated that these expenditures would continue through 2000.

The costs incurred to date related to these programs are difficult to isolate but are estimated at approximately $2.5 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $2.8 million. The total cost estimate does not include potential costs related to any customer claims, other claims or the cost of internal software and hardware replaced in the normal course of business, nor does this estimate include the costs associated with the consolidation (to the maximum practicable extent) by the two Groups comprising the Revenue Services Division of their respective product versions into a consolidated version for each group. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to afford a timely solution to Y2K capability issues. Because the factors involved are complex and frequently not readily separable, it is difficult to determine which of the Company's multiple development activities are properly allocable to the solution of Y2K problems. The Company's cost estimates are based on an assessment of the current situation and are subject to future revision.

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

The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of January 31, 2000, and the related weighted average interest rates by fiscal year of maturity:

                                                 Maturity Dates
                                    ------------------------------------------
($ in Thousands)                        2000             2001           Total       Fair value
----------------------------------------------------------------------------------------------
Cash equivalents:
   Money Market Fund                 $ 3,205         $     --        $  3,205        $  3,205
   Average interest rate                                                 5.64%

Short-term investments:
   Fixed income assets
     Governmental Securities           8,415            8,141          16,556          16,228
     Average interest rate              5.32%            5.41%           5.36%

     Corporate debt                                                       500             505
     Average interest rate                                               4.55%
----------------------------------------------------------------------------------------------




PART II--OTHER INFORMATION

Item 1. Legal Proceedings --See Note 4 of the Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings

Item 2.   Changes in Securities --None

Item 3.   Defaults Upon Senior Securities --Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders -- None

Item 5.   Other Information --None

Item 6.   Exhibits and Reports on Form 8-K
              Exhibits - See exhibit index
              Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2000               HEALTH MANAGEMENT SYSTEMS, INC.
                                   -------------------------------
                                              (Registrant)

                                   By: /s/ Paul J. Kerz
                                   -------------------------------
                                   Paul J. Kerz
                                   President and Chief Executive Officer

                                   By: /s/ Alan L. Bendes
                                   -------------------------------
                                   Alan L. Bendes
                                   Senior Vice President and
                                   Chief Financial Officer

                                   By: /s/ Ernest W. D'Ambrose
                                   -------------------------------
                                   Ernest W. D'Ambrose
                                   Corporate Controller and
                                   Chief Accounting Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


Exhibit Number               Description of Exhibit to Interim Consolidated Financial Statements
--------------               -------------------------------------------------------------------
10.1                         Credit Agreement and Guaranty, dated as of February 15, 2000, among Health
                             Management Systems, Inc. as Borrower, Accelerated Claims Processing, Inc.,
                             Quality Medi-Cal Adjudication, Incorporated, Health Care microsystems, Inc.,
                             CDR Associates, Inc., HSA Managed Care Systems, Inc., Health Receivables
                             Management, Inc. as Guarantors, and The Chase Manhattan Bank, as Bank.

10.2                         Advised line of credit

27                           Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)
