Form 10-Q
period 2000-04-30
HEALTH MANAGEMENT SYSTEMS INC
filed 2000-06-14
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


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

                                 X   Yes              No
                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at June 5, 2000
        -----                                  ---------------------------
Common Stock, $.01 Par Value                         17,486,369 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED APRIL 30, 2000

PART I                  FINANCIAL INFORMATION                                                              Page No.
Item 1                  Interim Financial Statements

                             Condensed Consolidated Balance Sheets as of April 30, 2000 (unaudited)         1
                             and October 31, 1999

                             Condensed Consolidated Statements of Operations (unaudited) for the            2
                             three month and six month periods ended April 30, 2000 and April 30,
                             1999

                             Consolidated Statements of Comprehensive Income (unaudited) for the            3
                             three month and six month periods ended April 30, 2000 and April 30,
                             1999

                             Consolidated Statement of Shareholders' Equity (unaudited) for the six         4
                             month period ended April 30, 2000

                             Condensed Consolidated Statements of Cash Flows (unaudited) for the six        5
                             month periods ended April 30, 2000 and April 30, 1999

                             Notes to Interim Consolidated Financial Statements (unaudited)                 6

Item 2                  Management's Discussion and Analysis of Financial Condition and Results of          10
                        Operations

Item 3                  Quantitative and Qualitative Disclosures About Market Risks                         13

PART II                 OTHER INFORMATION                                                                   14

SIGNATURES                                                                                                  15

EXHIBIT INDEX                                                                                               16

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)



                                                                                                 April 30,        October 31,
                                                                                                    2000              1999
                                                                                                ----------        -----------
   Assets                                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                                                    $   8,401        $  16,310
    Short-term investments                                                                          13,759           17,507
    Accounts receivable, billed, net                                                                19,957           17,001
    Accounts receivable, unbilled, net                                                              46,771           41,661
    Other current assets                                                                             6,031            4,516
                                                                                                 ---------        ---------
        Total current assets                                                                        94,919           96,995

Long term accounts receivable, unbilled, net                                                           353                0
Property and equipment, net                                                                          7,494            7,766
Capitalized software costs, net                                                                      8,897            7,286
Goodwill, net                                                                                       12,428           12,762
Notes receivable from officer                                                                        1,500              900
Other assets                                                                                         5,122            5,212
                                                                                                 ---------        ---------

            Total assets                                                                         $ 130,713        $ 130,921
                                                                                                 =========        =========


   Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                        $  17,195        $  18,050
    Deferred revenue                                                                                 3,500            4,541
    Deferred income taxes                                                                           16,293           15,967
                                                                                                 ---------        ---------
        Total current liabilities                                                                   36,988           38,558

Other  liabilities                                                                                   1,037            1,131
                                                                                                 ---------        ---------
        Total liabilities                                                                           38,025           39,689
                                                                                                 ---------        ---------


Shareholders' equity:
    Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                                   0                0
    Common stock - $.01 par value; 45,000,000 shares authorized;
       18,529,020 shares issued and 17,480,020 shares outstanding at April 30, 2000
       18,450,737 shares issued and 17,401,737 shares outstanding at October 31, 1999                  185              184
    Capital in excess of par value                                                                  72,110           71,714
    Retained earnings                                                                               28,086           27,078
    Accumulated other comprehensive income                                                              57                6
                                                                                                 ---------        ---------
                                                                                                   100,438           98,982
    Less treasury stock, at cost (1,049,000 shares at April 30, 2000 and October 31, 1999)          (7,750)          (7,750)
                                                                                                 ---------        ---------
        Total shareholders' equity                                                                  92,688           91,232
                                                                                                 ---------        ---------

            Total liabilities and shareholders' equity                                           $ 130,713        $ 130,921
                                                                                                 =========        =========





See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                            Three months ended            Six months ended
                                                                                 April 30,                    April 30,
                                                                           ---------------------       ---------------------
                                                                             2000         1999           2000          1999
                                                                           -------       -------       -------       -------
Revenue                                                                    $27,600       $28,857       $54,174       $56,226
                                                                           -------       -------       -------       -------

Cost of services:
    Compensation                                                            16,382        16,407        32,168        31,742
    Direct project costs                                                     3,372         2,917         6,771         5,847
    Data processing                                                          1,123         1,704         3,008         3,539
    Occupancy                                                                2,447         2,209         5,048         4,391
    Other                                                                    3,138         2,589         5,667         5,061
                                                                           -------       -------       -------       -------
                                                                            26,462        25,826        52,662        50,580
                                                                           -------       -------       -------       -------

        Operating margin before amortization of intangibles                  1,138         3,031         1,512         5,646

Amortization of intangibles                                                    228           200           455           400
                                                                           -------       -------       -------       -------

        Operating income                                                       910         2,831         1,057         5,246

Net interest and net other income                                              289           289           614           597
                                                                           -------       -------       -------       -------

        Income before income taxes                                           1,199         3,120         1,671         5,843

Income tax expense                                                             490         1,317           663         2,434
                                                                           -------       -------       -------       -------

        Net income                                                         $   709         1,803       $ 1,008       $ 3,409
                                                                           =======       =======       =======       =======


Earnings per share data:
    Basic:
          Basic earnings per share                                         $  0.04       $  0.10       $  0.06       $  0.20
                                                                           =======       =======       =======       =======
          Weighted average common shares outstanding                        17,480        17,360        17,451        17,334
                                                                           =======       =======       =======       =======

     Diluted:
          Diluted earnings per share                                       $  0.04       $  0.10       $  0.06       $  0.19
                                                                           =======       =======       =======       =======
         Weighted average common shares and common share equivalents        17,544        17,402        17,561        17,485
                                                                           =======       =======       =======       =======



See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ In Thousands)
                                   (unaudited)

                                                                Three months ended            Six months ended
                                                                     April 30,                    April 30,
                                                               --------------------        --------------------
                                                                 2000          1999          2000          1999
                                                               ------       -------        ------       -------
Net income                                                     $  709       $ 1,803        $1,008       $ 3,409

Other comprehensive income, net of tax:
    Change in net unrealized appreciation (depreciation)
     on short-term investments                                     44           (27)           51           (28)
                                                               ------       -------        ------       -------

Comprehensive income                                           $  753         1,776        $1,059       $ 3,381
                                                               ======       =======        ======       =======




See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)
                                   (unaudited)



                                         Common Stock                             Accumulated
                                    -------------------   Capital In                 Other                        Total
                                    # of Shares    Par     Excess Of   Retained   Comprehensive    Treasury    Shareholders'
                                    Outstanding   Value    Par Value   Earnings     Income            Stock       Equity
                                    -----------   -----    ---------   --------   -------------   ---------   --------------
Balance at October 31, 1999          17,401,737    $184      $71,714    $27,078             $ 6    ($7,750)          $91,232


     Net income                               0       0            0      1,008               0          0             1,008


     Stock option activity               66,916       1          308          0               0          0               309


     Employee stock purchase plan        11,367       0           52          0               0          0                52
      activity

     Disqualifying dispositions               0       0           36          0               0          0                36


     Change in net unrealized
        appreciation on
        short-term investments                0       0            0          0              51          0                51
                                     ----------    ----      -------    -------   -------------   --------         ---------
Balance at April 30, 2000            17,480,020    $185      $72,110    $28,086             $57    ($7,750)          $92,688

                                     ==========    ====      =======    =======   =============   ========         =========






See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)
                                   (unaudited)

                                                                             Six months ended
                                                                                 April 30,
                                                                         ------------------------
                                                                           2000            1999
                                                                         --------        --------

Net cash provided by (used in) operating activities                      $ (7,541)       $  3,641
                                                                         --------        --------

Investing activities:
     Capital asset expenditures                                            (1,364)         (1,194)
     Software capitalization                                               (2,564)         (2,008)
     Increase in note receivable from officer                                (600)              0
     Net proceeds from sales (purchases) of short-term investments          3,799          (4,993)
                                                                         --------        --------
                      Net cash used in investing activities                  (729)         (8,195)
                                                                         --------        --------

Financing activities:
     Proceeds from issuance of common stock                                   309             160
     Proceeds from exercise of stock options                                   52             206
                                                                         --------        --------
                      Net cash provided by financing activities               361             366
                                                                         --------        --------

                      Net decrease in cash and cash equivalents            (7,909)         (4,188)
Cash and cash equivalents at beginning of period                           16,310          13,883

                                                                         --------        --------
Cash and cash equivalents at end of period                               $  8,401        $  9,695
                                                                         ========        ========



See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.  Unaudited Interim Financial Information

    The management of Health Management Systems, Inc. ("HMS" or the "Company") is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

    These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 1999 included in the Company's Annual Report on Form 10-K for such year, and the unaudited interim consolidated financial statements as of and for the quarterly period ended January 31, 2000 included in the Company's Quarterly Report on Form 10-Q, both as filed with the Securities and Exchange Commission.

2.  Reclassifications

    Certain reclassifications were made to prior year amounts to conform to the current presentation.

3.  Business Combinations

    In June 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and assumed specified liabilities of Health Receivables, LLC ("Old HRM") for $4,024,000, net of cash acquired and subject to certain purchase price adjustments. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM"). HRM currently furnishes Medicaid application services, electronic billing, eligibility verification, accounts receivable management, and collection services to healthcare providers, principally in the State of Illinois.

    The acquisition was accounted for using the purchase method of accounting. HRM's results are included in the Company's Provider Revenue Services Group. The $1,618,000 excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 15 years.

4.  Long term accounts receivable

    Certain of the Company's newer offerings have resulted in accounts receivable whose collection cycles are expected to exceed 12 months. Accordingly, these receivables are classified as long term and are recorded at their discounted present value using the Company's borrowing rate of 10.125%, with imputed interest income recognized over the expected period of collection. During the period ended April 30, 2000, "long term accounts receivable, unbilled, net" and "interest income" of $353,000, net of discount, and $3,000, respectively, were recognized.

5.  Credit Facility

    The facility is comprised of a $10 million committed revolver and a $20 million advised line of credit, with a major money center bank. The facility expires in February 2001, bears interest at LIBOR plus 87.5 basis points, and carries an unused commitment fee of 37.5 basis points. The interest rate and unused commitment fee on the revolver are adjustable, subject to certain earnings thresholds at November 1, 2000 to a maximum rate of LIBOR plus
    1.125 percent and 0.625 percent, respectively.

    This revolving facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends and contains covenants that require the Company, among other things, to maintain minimum asset, debt coverage, and consolidated tangible shareholders' equity, as defined in the agreement. As of April 30, 2000 and 1999, no amounts were outstanding under this or the predecessor credit facility.

6.  Supplemental Cash Flow Disclosures

    Cash paid for income taxes during the six months ended April 30, 2000 and 1999 was $86,000 and $316,000, respectively. Cash paid for interest during the six months ended April 30, 2000 and 1999 was $49,000 and $53,000, respectively.

    The Company recorded $36,000 and $29,000 for the six months ended April 30, 2000 and 1999, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.

7.  Earnings Per Share

    Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three-month and six-month periods ended April 30, 2000 and 1999, respectively, is presented below.

($ and shares in 000's, except per share data)      Three months ended           Six months ended
                                                         April 30,                   April 30,
                                                    -------------------       ---------------------
                                                     2000         1999          2000         1999
                                                    ------       ------       -------       -------
Numerator:
   Net Income                                       $  709       $1,803       $ 1,008       $ 3,409
                                                    ======       ======       =======       =======

Denominator:
  Weighted average common shares                    17,480       17,360        17,451        17,334

       Potential common shares: stock options           64           42           110           151
                                                    ------       ------       -------       -------
  Weighted average common shares and
   common share equivalents                         17,544       17,402        17,561        17,485
                                                    ======       ======       =======       =======

Basic earnings per share                            $ 0.04       $ 0.10       $  0.06       $  0.20
                                                    ======       ======       =======       =======

Diluted earnings per share                          $ 0.04       $ 0.10       $  0.06       $  0.19
                                                    ======       ======       =======       =======

8.  Segment Information

    The Company measures the performance of its operating segments utilizing "Operating Income" as defined on the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation.

                                                   TOTAL    Provider     Payor
                                                  REVENUE    Revenue   Revenue       TOTAL    Decision     Payor
                                     TOTAL       SERVICES   Services  Services      SOFTWARE   Support   Systems
     ($ in Thousands)                 HMS        DIVISION      Group     Group      DIVISION     Group     Group
     -----------------------------------------------------------------------------------------------------------
     Three months ended
     April 30, 2000
     Revenue                       $27,600        $19,232    $14,294   $ 4,938       $ 8,368   $ 5,113   $ 3,255
     Operating income (loss)           910            378      1,383   (1,005)           532       427       105
     -----------------------------------------------------------------------------------------------------------
     Three months ended
     April 30, 1999
     Revenue                        28,857         15,993      9,567     6,426        12,864     5,111     7,753
     Operating income (loss)         2,831           (46)      (981)       935         2,877       572     2,305
     -----------------------------------------------------------------------------------------------------------
     Six months ended
     April 30, 2000
     Revenue                        54,174         37,049     26,057    10,992        17,125     9,968     7,157
     Operating income (loss)         1,057          (632)         17     (649)         1,689     1,180       509
     -----------------------------------------------------------------------------------------------------------
     Six months ended
     April 30, 1999
     Revenue                        56,226         30,469     18,187    12,282        25,757    11,651    14,106
     Operating income (loss)        $5,246        $ (796)   $(2,867)   $ 2,071       $ 6,042   $ 2,468    $3,574
     -----------------------------------------------------------------------------------------------------------


    The difference between "Operating income" and "Income before income taxes" is "Net interest and net other income," which was $289,000 for both quarters ended April 30, 2000 and 1999, and $614,000 and $597,000 for the six months ended April 30, 2000 and 1999, respectively.

9.  Legal Proceedings

    In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to this understanding, without admitting any wrongdoing, certain of the defendants have agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which will be paid by the Company's insurance carriers. The Company recorded a charge of $845,000 in the fourth quarter ended October 31, 1999 related to this proposed settlement. On March 23, 2000, the Company and plaintiffs entered into a Stipulation and Agreement of Settlement, which is subject to review and approval by the Court. A fairness hearing on the proposed settlement is scheduled to be held before the Court on June 28, 2000. In the event a final settlement is not consummated, the Company intends to resubmit a motion to dismiss the Second Consolidated Amended Complaint and to continue its vigorous defense of the lawsuit.

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

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMS, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMS to contain costs in view of its revised revenue outlook to grow internally or by acquisition and to integrate acquired businesses into the HMS group of companies; (iii) the uncertainties of litigation; (iv) HMS's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMS's business; (vi) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

Consolidated revenue for the second quarter of fiscal year 2000 was $27.6 million, a decrease of approximately $1.3 million or 4% from the comparable period in 1999, with the decrease in the Software Systems and Services ("Software") Division partially offset by the increase in the Revenue Services Division.

The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, achieved revenue of $19.2 million, an increase of $3.2 million or 20.3% from the comparable prior year second quarter. Of these amounts, the Provider Revenue Services Group, the largest segment of the Company, produced revenue of $14.3 million, an increase of $4.7 million or 49.4% from the comparable prior year second quarter, including $2.0 million in revenue attributable to the Company's acquisition of HRM in June 1999. The additional $2.7 million revenue increase realized by the Provider Revenue Services Group was generated from internal growth attributable to both (1) new clients, and (2) delivery of services of expanded scope to existing clients. The Payor Revenue Services Group produced revenue of $4.9 million, a decrease in revenue of approximately $1.5 million or 23.2% from the comparable prior year second quarter, principally reflective of the successful commencements of new recovery projects for three states in the comparable prior period and of delays in obtaining client data, securing client approvals to bill and executing certain field work in the second quarter of the current fiscal year.

Revenue from the Software Division, comprised of the Decision Support Group and the Payor Systems Group, was $8.4 million, a decrease of $4.5 million or 34.9% from the comparable prior year second quarter. Of these amounts, the Payor Systems Group generated revenue of $3.3 million, a decrease of $4.5 million or 58.0% from the comparable prior year second quarter, principally attributable to
(1) the winding down of an outsourcing engagement by a Blue Cross client who was acquired and converted to its new affiliate's internal data center, (2) non-recurrence of substantial amounts of Y2K remediation work accomplished for clients during the comparable prior year period, (3) a non-recurring revenue incentive bonus received in the comparable prior year period, and (4) an elongated sales cycle attributable to clients' residual Y2K concerns and delayed purchasing of this Group's large systems and software offerings. Revenue generated by the Decision Support Group was $5.1 million, slightly ahead of the $5.1 million from the comparable prior year second quarter. The Decision Support Group's elongated sales cycle, attributable to clients' financial constraints and their reluctance to implement new software so quickly after expending funds for their own internal Y2K conversions, was offset by both the increase in revenue earned from the Company's recurring base of clients and new installations.

Cost of services for the second fiscal quarter ended April 30, 2000 was $26.5 million, a decrease of $636,000 or 2% from the comparable prior year second quarter. Compensation expense, the largest component of cost of services, was $16.4 million for the second fiscal quarter ended April 30, 2000, slightly lower than the $16.4 million in the comparable prior year second quarter, as the increase in personnel to support the increased revenue in the Revenue Services Division, including the approximately 100 employees added through the acquisition of HRM in June 1999, was more than offset by reduced compensation expense in the Software Division. Direct project costs were $3.4 million for the fiscal quarter ended April 30, 2000, an increase of $455,000 or 16% from the comparable prior year second quarter, primarily attributable to the Company's increased use of revenue-generating subcontractors and related project consulting services. Data processing costs were $1.1 million for the fiscal quarter ended April 30, 2000, a decrease of $581,000 or 34% from the comparable prior year second quarter, primarily attributable to the Company reallocation of resources to develop additional service offerings and major systems enhancements, as reflected by increased capitalized software costs. Occupancy costs were $2.4 million for the fiscal quarter ended April 30, 2000, an increase of $238,000 or 11% from the comparable prior year second quarter, principally attributable to the acquisition of HRM in June 1999. Other indirect expenses were $3.1 million for the fiscal quarter ended April 30, 2000, an increase of $549,000 or 21% from the comparable prior year second quarter, primarily attributable to the Company's increased marketing, advertising, travel, and strategic planning costs.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

Consolidated revenue for the six months ended April 30, 2000 of $54.2 million represented decrease of $2.1 million or 3.6% from the comparable period in 1999, with the decrease in the Software Division partially offset by the increase in the Revenue Services Division.

The Revenue Services Division achieved revenues of $37.0 million for the six months ended April 30, 2000, an increase of $6.6 million or 21.6% from the comparable period in 1999. Of these amounts, the Provider Revenue Services Group produced revenue of $26.1 million, an increase of $7.9 million or 43.3% from the comparable period in 1999, including $4.1 million in revenue attributable to the Company's acquisition of HRM in June 1999. The additional $3.8 million revenue increase realized by the Provider Revenue Services Group was generated from internal growth attributable to both (1) new clients, and (2) delivery of services of expanded scope to existing clients. The Payor Revenue Services Group produced revenue of $11.0 million, a decrease of $1.3 million or 10.5% from the comparable period in 1999, principally reflective of the successful commencement of new recovery projects for multiple states in the comparable prior period and of delays in obtaining client data, securing client approvals to bill and executing certain field work in the current fiscal year.

Revenue from the Software Systems and Services Division totaled $17.1 million, a decrease of $8.6 million or 33.5% from the comparable period in 1999. Of these amounts, the Payor Systems Group produced revenue of $7.2 million, a decrease of $6.9 million or 49.3% from the comparable period in 1999, principally attributable to (1) the winding down of an outsourcing engagement by a Blue Cross client who was acquired and converted to its affiliate's internal data center, (2) non-recurrence of substantial amounts of Y2K remediation work accomplished for clients during the comparable prior year period, (3) a non-recurring revenue incentive bonus received in the comparable prior year period, and (4) an elongated sales cycle attributable to clients' residual Y2K concerns and delayed purchasing of this Group's large systems and software offerings. Revenue generated by the Decision Support Group Decision Support Group was $10.0 million, a decrease of $1.7 million or 14.4% from the comparable period in 1999, principally attributable to clients' financial constraints and their reluctance to implement new software so quickly after expending funds for their own internal Y2K conversions, partially offset by the increase in revenue earned from the Company's recurring base of clients.

Cost of services for the six months ended April 30, 2000 of $52.7 million, increased $2.1 million or 4% from the comparable period in 1999. Compensation expense totaled $32.2 million for the six months ended April 30, 2000, an increase of $400,000 or 1% over the comparable period in 1999, as the increase in personnel to support the increased revenue in the Revenue Services Division, including the approximately 100 employees added through the acquisition of HRM in June 1999, was partially offset by reduced compensation expense in the Software Division. Direct project costs were $6.8 million for the six months ended April 30, 2000, an increase of $924,000 or 16% from the comparable prior year six-month period, primarily attributable to the Company's increased use of revenue-generating subcontractors and related project consulting services. Data processing costs were $3.0 million for the six months ended April 30, 2000, a decrease of $531,000 or 15% from the comparable prior year six-month period, primarily attributable to the Company reallocation of resources to develop additional service offerings and major systems enhancements, as reflected by increased capitalized software costs. Occupancy costs were $5.0 million for the six months ended April 30, 2000, an increase of $657,000 or 15% from the comparable prior year six-month period, principally attributable to the acquisition of HRM in June 1999. Other indirect expenses were $5.7 million for the six months ended April 30, 2000, an increase of $606,000 or 12% from the comparable prior year second quarter, primarily attributable to the Company's increased marketing, advertising, travel and strategic planning costs.

Liquidity and Capital Resources

At April 30, 2000 and October 31, 1999, the Company had net working capital of $57.9 million and $58.4 million, respectively. The Company's principal sources of liquidity at April 30, 2000 consisted of cash, cash equivalents, and short-term investments aggregating $22.2 million, net accounts receivable of $67.1 million, of which $353,000 is classified as long term, and a $10.0 million committed revolver and $20.0 advised line of credit from a major money center bank, expiring in February 2001 and to which no amounts are currently outstanding. Accounts receivable at April 30, 2000 reflected an increase of $8.4 million or 14% from the balance at October 31, 1999, primarily attributable to
(1) a significant increase in the portion of the Company's revenue being generated by the Revenue Services Division, whose receivables conversion cycle is more elongated than that of the Software Division, and (2) delays in the timing of receipts and governmental appropriation processes until after the close of the quarter ended April 30, 2000. During the second fiscal quarter ended April 30, 2000, the Company funded $1.1 million of the proposed settlement of the class action lawsuits, for which the Company expects to receive partial reimbursement (see Note 9 of the Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings).

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased during the six months ended April 30, 2000.

The Company expects to continue to use a portion of its working capital to finance product and systems development, system enhancements, and revenue growth. The Company also continues to seek to acquire companies that supply healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources.

Year 2000

In common with many other organizations, the Y2K computer issue created risks for the Company. The Company responded to the enactment of the Y2K Information and Disclosure Act ("Y2K Act") on October 19, 1998. The purpose of the Y2K Act is to encourage and promote disclosure regarding Y2K issues and to provide limitations for claims on tort liability.

The Company believes that it has completed its Y2K remediation work in accordance with a schedule which was responsive to the time sensitivity of the clients. To the extent future unforeseen Y2K issues should arise, the Company believes its capacity to stage, resequence, and reschedule much of its operational processing work should enable mitigation, in whole or part, of the potential negative impact of such events. To date, the Company has not experienced any material Y2K issues, nor does it expect to experience any in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company's holdings of financial instruments are comprised of federal, state, and local government debt, and corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily, pending use in the Company's business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum or highly liquid investments. The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of April 30, 2000, and the related weighted average interest rates by fiscal year of maturity:

                                                     Maturity Dates
                                         ----------------------------------------
($ in Thousands)                           2000            2001           2002             Total       Fair value
-----------------------------------------------------------------------------------------------------------------
Cash equivalents:
   Money Market Fund                     $   6,293        $   --        $      --        $ 6,293        $ 6,293
   Average interest rate                                                                    5.46%


Short-term investments:
   Fixed income assets
     Governmental Securities                 2,607         9,647            1,140         13,394         13,256
     Average interest rate                    4.92%         5.48%            5.63%          5.46%

     Corporate debt                                                                          500            503
     Average interest rate                                                                  4.55%
-----------------------------------------------------------------------------------------------------------------

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- See Note 9 of the Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings

Item 2. Changes in Securities -- None

Item 3. Defaults Upon Senior Securities -- Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -- The Annual Meeting ("Meeting") of Shareholders of the Company was held on March 14, 2000. The 15,602,620 shares of common stock ("Common Stock") present at the Meeting out of a then total 17,462,321 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

            Approved, by a vote of: 15,459,750 shares of Common Stock for and 142,470 shares against the election of Randolph G. Brown as a director of the Company; 15,433,548 shares of Common Stock for and 168,672 shares against the election of Robert V. Nagelhout as a director of the Company; 15,455,665 shares of Common Stock for and 146,555 shares against the election of Galen D. Powers as a director of the Company. In addition, 133,263 shares of Common Stock were voted against the election of all of the nominees.

            Ratified, by a vote of 15,502,072 shares of Common Stock for and 51,075 shares against the selection of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending October 31, 2000.

            Rejected, by a vote of 2,119,670 shares of Common Stock for and 5,949,341 shares against the shareholder proposal to urge the Board of Directors to arrange for the prompt sale of the Company to the highest bidder.

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K
           Exhibits - See exhibit index
           Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 14, 2000                   HEALTH MANAGEMENT SYSTEMS, INC.
                                      --------------------------------
                                                (Registrant)



                                      By: /s/ Paul J. Kerz
                                      -------------------------------------
                                      Paul J. Kerz
                                      President and Chief Executive Officer

                                      By: /s/ Alan L. Bendes
                                      -------------------------------------
                                      Alan L. Bendes
                                      Senior Vice President and
                                      Chief Financial Officer

                                      By: /s/ Ernest W. D'Ambrose
                                      -------------------------------------
                                      Ernest W. D'Ambrose
                                      Corporate Controller and
                                      Chief Accounting Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number   Description of Exhibit to Interim Consolidated Financial
                 Statements

10.3 Amendment No. 1 to the Credit Agreement and Guaranty, dated as of February 15, 2000, among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., Quality Medi-Cal Adjudication, Incorporated, Health Care Microsystems, Inc., CDR Associates, Inc., HSA Managed Care Systems, Inc., Health Receivables Management, Inc. as Guarantors, and The Chase Manhattan Bank as Bank

27 Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)