Form 10-Q
period 2000-07-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2000-09-14
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2000
                               -------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

                         Commission File Number 0-20946

                         Health Management Systems, Inc.
             (Exact name of registrant as specified in its charter)


          New York                                    13-2770433
-------------------------------        -----------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes           No
                                     -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at September 8, 2000
-----------------------------------          -----------------------------------
   Common Stock, $.01 Par Value                      17,501,144 Shares

               HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JULY 31, 2000



PART I   FINANCIAL INFORMATION                                          Page No.

Item 1   Interim Financial Statements

              Condensed Consolidated Balance Sheets as of July 31, 2000     1
              (unaudited) and October 31, 1999

              Condensed Consolidated Statements of Operations               2
              (unaudited) for the three month and nine month periods ended July 31, 2000 and July 31, 1999

              Consolidated Statements of Comprehensive Income               3
              (unaudited) for the three month and nine month periods ended July 31, 2000 and July 31, 1999


              Consolidated Statement of Shareholders' Equity                4
              (unaudited) for the nine month period ended July 31, 2000


              Condensed Consolidated Statements of Cash Flows               5
              (unaudited) for the nine month periods ended
              July 31, 2000 and July 31, 1999

              Notes to Interim Consolidated Financial Statements            6
              (unaudited)



Item 2   Management's Discussion and Analysis of Financial Condition       10
         and Results of Operations



Item 3   Quantitative and Qualitative Disclosures About Market Risks       13



PART II  OTHER INFORMATION                                                 14



SIGNATURES                                                                 14



EXHIBIT INDEX                                                              15

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)


                                                                                                July 31,               October 31,
                                                                                                  2000                    1999
                                                                                             ---------------         ---------------
   ASSETS                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                                 $        6,800           $      16,310
   Short-term investments                                                                            10,710                  17,507
   Accounts receivable, billed, net                                                                  18,622                  17,001
   Accounts receivable, unbilled, net                                                                48,327                  41,661
   Other current assets                                                                               7,502                   4,516
                                                                                             ---------------         ---------------
        Total current assets                                                                         91,961                  96,995

Long term accounts receivable, unbilled, net                                                            783                       0
Property and equipment, net                                                                           7,601                   7,766
Capitalized software costs, net                                                                       9,630                   7,286
Goodwill, net                                                                                        12,260                  12,762
Notes receivable from officer                                                                         1,500                     900
Other assets                                                                                          4,954                   5,212
                                                                                             ---------------         ---------------

            Total assets                                                                     $      128,689          $      130,921
                                                                                             ===============         ===============


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                     $       14,996           $      18,050
   Deferred revenue                                                                                   3,101                   4,541
   Deferred income taxes                                                                             16,561                  15,967
                                                                                             ---------------         ---------------
        Total current liabilities                                                                    34,658                  38,558

Other  liabilities                                                                                      989                   1,131
                                                                                             ---------------         ---------------
        Total liabilities                                                                            35,647                  39,689
                                                                                             ---------------         ---------------

Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                                    0                       0
   Common stock - $.01 par value; 45,000,000 shares authorized;
       18,550,000 shares issued and 17,501,144 shares outstanding at July 31, 2000
       18,450,737 shares issued and 17,401,737 shares outstanding at October 31, 1999                   185                     184
   Capital in excess of par value                                                                    72,147                  71,714
   Retained earnings                                                                                 28,583                  27,078
   Accumulated other comprehensive income (loss)                                                       (123)                      6
                                                                                             ---------------         ---------------
                                                                                                    100,792                  98,982
   Less treasury stock, at cost (1,049,000 shares at July 31, 2000 and October 31, 1999)             (7,750)                 (7,750)
                                                                                             ---------------         ---------------
        Total shareholders' equity                                                                   93,042                  91,232
                                                                                             ---------------         ---------------

            Total liabilities and shareholders' equity                                       $      128,689          $      130,921
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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              Three months ended              Nine months ended
                                                                                   July 31,                        July 31,
                                                                          ------------------------         ------------------------
                                                                             2000          1999                2000         1999
                                                                          -----------   ----------         -----------   ----------

Revenue                                                                   $   24,660    $  27,655          $   78,834    $  83,881
                                                                          -----------   ----------         -----------   ----------

Cost of services:
    Compensation                                                              15,386       16,137              47,553       47,882
    Direct project costs                                                       1,787        2,151               8,661        7,998
    Data processing                                                            1,173        1,397               4,181        4,936
    Occupancy                                                                  2,575        2,333               7,623        6,730
    Other                                                                      3,036        2,584               8,601        7,636
                                                                          -----------   ----------         -----------   ----------
                                                                              23,957       24,602              76,619       75,182
                                                                          -----------   ----------         -----------   ----------

        Operating margin before amortization of intangibles                      703        3,053               2,215        8,699

Amortization of intangibles                                                      227          209                 682          609
                                                                          -----------   ----------         -----------   ----------

        Operating income                                                         476        2,844               1,533        8,090

Net interest and net other income                                                335          335                 949          932
                                                                          -----------   ----------         -----------   ----------

        Income before income taxes                                               811        3,179               2,482        9,022

Income tax expense                                                               314        1,111                 977        3,545
                                                                          -----------   ----------         -----------   ----------

        Net income                                                        $      497    $   2,068          $    1,505    $   5,477
                                                                          ===========   ==========         ===========   ==========


Earnings per share data:
    Basic:
          Basic earnings per share                                        $     0.03    $    0.12          $     0.09    $    0.32
                                                                          ===========   ==========         ===========   ==========
          Weighted average common shares outstanding                          17,496       17,376              17,481       17,349
                                                                          ===========   ==========         ===========   ==========

     Diluted:
          Diluted earnings per share                                      $     0.03    $    0.12          $     0.09    $    0.31
                                                                          ===========   ==========         ===========   ==========
          Weighted average common shares and common share equivalents         17,503       17,442              17,513       17,441
                                                                          ===========   ==========         ===========   ==========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Three months ended              Nine months ended
                                                                            July 31,                       July 31,
                                                                   --------------------------       -------------------------
                                                                         2000           1999              2000          1999
                                                                   -----------   ------------       -----------   -----------
Net income                                                         $      497    $     2,068        $    1,505    $    5,477

Other comprehensive income (loss), net of tax:
    Change in net unrealized depreciation
     on short-term investments                                           (180)           (49)             (129)          (77)
                                                                   -----------   ------------       -----------   -----------

Comprehensive income                                               $      317    $     2,019        $    1,376    $    5,400
                                                                   ===========   ============       ===========   ===========


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)
                                   (unaudited)




                                             Common Stock
                                         --------------------  Capital In                  Accumulated                     Total
                                         # of Shares      Par   Excess Of   Retained  Other Comprehensive   Treasury   Shareholders'
                                         Outstanding    Value   Par Value   Earnings     Income (Loss)       Stock        Equity
                                         -----------   ------  ----------   --------  -------------------   --------   -------------
Balance at October 31, 1999               17,401,737     $184    $71,714     $27,078            $6          ($7,750)     $91,232

  Net income                                       0        0          0       1,505             0                0        1,505

  Stock option activity                       66,916        1        308           0             0                0          309

  Employee stock purchase plan activity       32,491        0        112           0             0                0          112

  Disqualifying dispositions                       0        0         13           0             0                0           13

  Change in net unrealized depreciation
    on short-term investments                      0        0          0           0          (129)               0         (129)
                                         -----------   ------  ----------   --------  -------------------   --------   -------------
Balance at July 31, 2000                  17,501,144     $185    $72,147     $28,583         ($123)         ($7,750)     $93,042
                                         ===========   ======  ==========   ========  ===================   ========   =============


See accompanying notes to interim consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)
                                   (unaudited)


                                                                                                        Nine months ended
                                                                                                             July 31,
                                                                                                 -------------------------------
                                                                                                         2000              1999
                                                                                                 -------------     -------------
Net cash provided by (used in) operating activities                                              $     (9,937)      $     9,128
                                                                                                 -------------     -------------

Investing activities:
     Acquisition of net assets of Health Receivables Management, LLC, net of cash acquired                  0            (4,024)
     Capital asset expenditures                                                                        (2,194)           (1,651)
     Software capitalization                                                                           (3,868)           (3,048)
     Increase in note receivable from officer                                                            (600)                0
     Net proceeds from sales (purchases) of short-term investments                                      6,668            (1,794)
                                                                                                 -------------     -------------
                       Net cash used in investing activities                                                6           (10,517)
                                                                                                 -------------     -------------

Financing activities:
     Proceeds from issuance of common stock                                                               112               206
     Proceeds from exercise of stock options                                                              309               286
                                                                                                 -------------     -------------
                      Net cash provided by financing activities                                           421               492
                                                                                                 -------------     -------------

                      Net decrease in cash and cash equivalents                                        (9,510)             (897)
Cash and cash equivalents at beginning of period                                                       16,310            13,883

                                                                                                 -------------     -------------
Cash and cash equivalents at end of period                                                       $      6,800      $     12,986
                                                                                                 =============     =============


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

    These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 1999 included in the Company's Annual Report on Form 10-K for such year, and the unaudited interim consolidated financial statements as of and for the quarterly periods ended January 31, 2000 and April 30, 2000 included in the Company's Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission.

2.  Reclassifications
    Certain reclassifications were made to prior amounts to conform to the current presentation.

3.  Business Combinations
    In June 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and assumed specified liabilities of Health Receivables Management, LLC ("Old HRM") for $4,024,000, net of cash acquired and subject to certain purchase price adjustments. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM" or the "Chicago operations"). HRM currently furnishes Medicaid application services, electronic billing, eligibility verification, accounts receivable management, and collection services to healthcare providers, principally in the State of Illinois.

    The acquisition was accounted for using the purchase method of accounting. HRM's results are included in the Company's Provider Revenue Services Group. The $1,618,000 excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 15 years.

4.  Long Term Accounts Receivable
    Certain of the Company's newer offerings have resulted in accounts receivable whose collection cycles are expected to exceed 12 months. Accordingly, these receivables are classified as long term and are recorded at their discounted present value using the Company's borrowing rate of 10.125%, with imputed interest income recognized over the expected period of collection. Interest income during the nine months ended July 31, 2000 was $24,000.

5.  Credit Facility
    The facility is comprised of a $10 million committed revolver and a $20 million advised line of credit with a major money center bank. The facility expires in February 2001, bears interest at LIBOR plus 87.5 basis points, and carries an unused commitment fee of 37.5 basis points. The interest rate and unused commitment fee on the revolver are adjustable, subject to certain earnings thresholds at November 1, 2000 to a maximum rate of LIBOR plus 1.125 percent and 0.625 percent, respectively.

    This revolving facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends and contains covenants that require the Company, among other things, to maintain minimum asset, debt coverage, and consolidated tangible shareholders' equity, as defined in the agreement. As of July 31, 2000 and 1999, no amounts were outstanding under this or the predecessor credit facility.

6.  Supplemental Cash Flow Disclosures
    Cash paid for income taxes during the nine months ended July 31, 2000 and 1999 was $170,000 and $486,000, respectively. Cash paid for the unused commitment fee pertaining to the credit facility during the nine months ended July 31, 2000 and 1999 was $49,000 and $80,000, respectively.

    The Company recorded $13,000 and $29,000 for the nine months ended July 31, 2000 and 1999, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.

7.  Earnings Per Share
    Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three-month and nine-month periods ended July 31, 2000 and 1999, respectively, is presented below.

     ($ and shares in 000's, except per share data)           Three months ended               Nine months ended
                                                                   July 31,                         July 31,
                                                           ------------------------       --------------------------
                                                              2000          1999              2000           1999
                                                           ----------   -----------       -----------    -----------
      Numerator:
        Net income                                         $   497      $  2,068          $  1,505        $ 5,477
                                                           ==========   ===========       ===========    ===========

      Denominator:
        Weighted average common shares                      17,496        17,376            17,481         17,349

             Potential common shares: stock options              7            66                32             92
                                                           ----------   -----------       -----------    -----------
        Weighted average common shares and
         common share equivalents                           17,503        17,442            17,513         17,441
                                                           ==========   ===========       ===========    ===========

      Basic earnings per share                             $  0.03      $   0.12          $   0.09        $  0.32
                                                           ==========   ===========       ===========    ===========

      Diluted earnings per share                           $  0.03      $   0.12          $   0.09        $  0.31
                                                           ==========   ===========       ===========    ===========


8.  Segment Information
    The Company measures the performance of its operating segments utilizing "Operating Income" as defined on the accompanying condensed consolidated statements of operations. Certain reclassifications were made to conform to the current presentation.

                                                   TOTAL       Provider       Payor
                                                   REVENUE      Revenue     Revenue         TOTAL   Decision      Payor
                                      TOTAL       SERVICES     Services    Services      SOFTWARE    Support    Systems
     ($ in Thousands)                   HMS       DIVISION        Group       Group      DIVISION      Group      Group
     -------------------------------------------------------------------------------------------------------------------
     Three months ended
     July 31, 2000
     Revenue                       $ 24,660         15,897       10,124       5,773         8,763      5,431      3,332

     Operating income (loss)            476          (542)        (412)       (130)         1,018      1,063       (45)
     -------------------------------------------------------------------------------------------------------------------
     Three months ended
     July 31, 1999
     Revenue                         27,655         16,921       10,918       6,003        10,734      5,368      5,366

     Operating income                 2,844          1,497          418       1,079         1,347      1,014        333
     -------------------------------------------------------------------------------------------------------------------

     Nine months ended
     July 31, 2000
     Revenue                         78,834         52,946       36,181      16,765        25,888     15,399     10,489

     Operating income (loss)          1,533        (1,174)        (395)       (779)         2,707      2,243        464
     -------------------------------------------------------------------------------------------------------------------
     Nine months ended
     July 31, 1999
     Revenue                         83,881         47,390       29,105      18,285        36,491     17,019     19,472

     Operating income (loss)         $8,090            701      (2,753)       3,454         7,389      3,482      3,907
     -------------------------------------------------------------------------------------------------------------------

    The difference between "Operating income" and "Income before income taxes" is "Net interest and net other income," which was $335,000 for each of the quarters ended July 31, 2000 and 1999, and $949,000 and $932,000 for the nine months ended July 31, 2000 and 1999, respectively.

9.  Legal Proceedings
    On August 14, 2000, an Order and Final Judgment was entered in the United States District Court for the Southern District of New York approving the proposed settlement of the litigation described below in this paragraph. In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants.

    Pursuant to this understanding, without admitting any wrongdoing, certain of the defendants have agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which will be paid by the Company's insurance carriers. The Company recorded a charge of $845,000 in the quarter ended October 31, 1999 related to this proposed settlement. On March 23, 2000, the Company and plaintiffs entered into a Stipulation and Agreement of Settlement, which was subject to review and approval by the Court. A fairness hearing on the proposed settlement was held before the Court on June 28, 2000. As noted, on August 14, 2000, the Court signed an Order and Final Judgment approving the proposed settlement.

    On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that, as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed in December 1998. Oral argument on the motions was heard by the Court on April 22, 1999 and the motions are now sub judice. The Company intends to continue its vigorous defense of this lawsuit. Management believes that a loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

    In May 2000, the Company commenced an action in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"), for summary judgment in lieu of complaint against The Institutes for Health & Human Services, Inc. ("IHHS") seeking judgment in the amount of $270,000 on an unpaid promissory note. In July 2000, the Court granted the Company judgment in that amount (together with interest and attorneys' fees to be assessed at an inquest), but stayed enforcement of the judgment pending assertion and resolution of claims IHHS represented it had against the Company. Later in July, IHHS asserted such claims against the Company in an action filed in New York Supreme Court. The complaint alleges that the Company fraudulently withheld information from IHHS to induce it to enter into various specified contracts with the Company, and that the Company breached various contractual obligations to IHHS. The complaint seeks an aggregate of $9,100,000 in compensatory damages, and punitive damages in an unspecified amount. The Company believes IHHS's claims to be without merit and intends to contest them vigorously. Management believes a loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

    On September 13, 2000, the Company was served with a complaint in a lawsuit commenced by Davis & Associates, Inc. ("D&A") in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that the Company breached contractual obligations to D&A, wrongfully induced D&A to enter into various contracts with the Company, and wrongfully interfered with D&A's ability to perform under several contracts and pursue unspecified business opportunities. D&A seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The Company believes D&A's claims to be without merit and intends to contest them vigorously. Management believes that a loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

Consolidated revenue for the third quarter of fiscal year 2000 was $24.7 million, a decrease of approximately $3.0 million from the comparable period in 1999. The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, produced revenue of $15.9 million, a decrease of $1.0 million from the comparable prior year third quarter. The Provider Revenue Services Group, which includes revenue recovery and outsourcing offerings for healthcare providers, generated revenue of $10.1 million, a decrease of $0.8 million from the comparable prior year third quarter. The decrease is principally attributable to the Company's discontinuance of two large but unprofitable engagements in the comparable prior year third quarter and to a one month delay in expected revenue attributable to a changed billing protocol for a large client, partially offset by the increased revenue from the Company's Chicago operations, acquired towards the end of the prior year's third quarter. The Group generated lower than expected sales of additional revenue maximization services and additional revenue relating to existing revenue maximization efforts in the District of Columbia was not recognized (see section on Liquidity and Capital Resources). The Payor Revenue Services Group, which includes recovery activities for third-party payors of healthcare, produced revenue of $5.8 million, a decrease in revenue of approximately $0.2 million from the comparable prior year third quarter. Within the quarter, the Group was successful in overcoming some of the continuing delays in implementation of specific State recovery projects hampering results during the year to date.

Revenue from the Software Systems and Services Division, comprised of the Decision Support Group and the Payor Systems Group, was $8.8 million, a decrease of $1.9 million from the comparable prior year third quarter. The Payor Systems Group generated revenue of $3.3 million, a decrease of $2.0 million from the comparable prior year third quarter, principally attributable to (1) the winding down of an outsourcing engagement by a Blue Cross client who was acquired and converted to its new affiliate's internal data center, (2) the wind-down of a multi-year project with a single customer, (3) non-recurrence of substantial amounts of Y2K remediation work accomplished for clients during the comparable prior year period, and (4) an elongated sales cycle reflected in delayed purchasing of this Group's systems and software offerings, attributable to an industry-wide softness. Revenue generated by the Decision Support Group was $5.4 million, an increase of $0.1 million over the comparable prior year third quarter. The impact of the Decision Support Group's elongated software sales cycle, attributable to prospects' financial constraints and their reluctance to implement new software after expending funds for their own internal Y2K conversions, was offset by both the increase in revenue earned from the Company's recurring base of clients and new installations.

Cost of services for the third fiscal quarter ended July 31, 2000 was $24.0 million, a decrease of $0.6 million from the comparable prior year third quarter. Compensation expense, the largest component of cost of services, was $15.4 million for the third fiscal quarter ended July 31, 2000, a decrease of $0.7 million from the comparable prior year third quarter as the cost of the approximately 100 employees associated with the Company's Chicago operations acquired at the end of June 1999 was more than offset by reductions in the Software Division and reduced employee performance bonuses and temporary help throughout the organization. Direct project costs were $1.8 million for the fiscal quarter ended July 31, 2000, a decrease of $0.4 million from the comparable prior year third quarter, reflective of the lower cost reporting and audit settlement revenue generated in the Revenue Services Division. Data processing costs were $1.2 million for the fiscal quarter ended July 31, 2000, a decrease of $0.2 million from the comparable prior year third quarter, reflective of the wind-down of the engagement by a Blue Cross client who was acquired and converted to its affiliate's internal data center, the wind-down of a multi-year project with a single client, and other project work being brought in-house. Occupancy costs were $2.6 million for the fiscal quarter ended July 31, 2000, an increase of $0.2 million from the comparable prior year third quarter, principally attributable to the Chicago operations acquired last year. Other indirect expenses were $3.0 million for the quarter ended July 31, 2000, an increase of $0.5 million from the comparable prior year third quarter, reflecting a full quarter of the costs of the Chicago operations and increased marketing, advertising, travel, and allowance for doubtful accounts, partially offset by savings in consulting and employee related costs.

Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999

Consolidated revenue for the nine months ended July 31, 2000 of $78.8 million represented a decrease of $5.0 million from the comparable period in 1999. The Revenue Services Division achieved revenues of $52.9 million for the nine months ended July 31, 2000, an increase of $5.6 million from the comparable period in 1999. Of these amounts, the Provider Revenue Services Group produced revenue of $36.2 million, an increase of $7.1 million from the comparable period in 1999, including $6.0 million in additional revenue attributable to the Chicago operations acquired last year and its subsequent growth. The additional revenue increase realized by the Provider Revenue Services Group was generated from internal growth attributable to both (1) new clients and (2) delivery of services of expanded scope to existing clients. The Payor Revenue Services Group produced revenue of $16.8 million, a decrease of $1.5 million from the comparable period in 1999, principally reflective of the successful commencement of new recovery projects for multiple states in the comparable prior period and of delays in obtaining client data, securing client approvals to bill, and executing certain field work in the current fiscal year.

Revenue from the Software Systems and Services Division totaled $25.9 million, a decrease of $10.6 million from the comparable period in 1999. The Payor Systems Group produced revenue of $10.5 million, a decrease of $9.0 million from the comparable period in 1999, principally attributable to a combination of (1) the winding down of an outsourcing engagement by a Blue Cross client who was acquired and converted to its affiliate's internal data center, (2) non-recurrence of substantial amounts of Y2K remediation work accomplished for clients during the comparable prior year period, (3) a non-recurring revenue incentive bonus received in the comparable prior year period, (4) the wind-down of a multi-year project with a single customer, and (5) an elongated software sales cycle reflected in delayed purchasing of this Group's systems and software offerings attributable to an industry-wide softness. Revenue generated by the Decision Support Group was $15.4 million, a decrease of $1.6 million from the comparable period in 1999, principally attributable to prospects' financial constraints and their reluctance to implement new software so quickly after expending funds for their own internal Y2K conversions, partially offset by the increase in revenue earned from the Company's recurring base of clients.

Cost of services for the nine months ended July 31, 2000 of $76.6 million, increased $1.4 million from the comparable period in 1999. Compensation expense totaled $47.6 million for the nine months ended July 31, 2000, a decrease of $0.3 million from the comparable period in 1999, as the increase in personnel to support the increased revenue in the Revenue Services Division, including the approximately 100 employees added through the acquisition of the Company's Chicago operation in June 1999, was more than offset by reduced compensation expense in the Software Division and reduced employee performance bonuses and temporary help throughout the organization. Direct project costs were $8.7 million for the nine months ended July 31, 2000, an increase of $0.7 million from the comparable prior year nine-month period, primarily attributable to the Company's increased use of revenue-generating subcontractors and related project consulting services in the first half of the year. Data processing costs were $4.2 million for the nine months ended July 31, 2000, a decrease of $0.8 million from the comparable prior year nine-month period, primarily attributable to the (1) Company's reallocation of resources to develop additional service offerings and major systems enhancements, as reflected by increased capitalized software costs and (2) reduced data costs reflective of the wind-down of the engagement by a Blue Cross client who was acquired and converted to its affiliate's internal data center, the wind-down of a multi-year project with a single client, and other project work being brought in-house. Occupancy costs were $7.6 million for the nine months ended July 31, 2000, an increase of $0.9 million from the comparable prior year nine-month period, principally attributable to the Chicago operations acquired last year. Other indirect expenses were $8.6 million for the nine months ended July 31, 2000, an increase of $965,000 from the comparable prior year third quarter, primarily attributable to the Company's increased marketing, advertising, travel, and strategic planning costs.

Liquidity and Capital Resources
At July 31, 2000 and October 31, 1999, the Company had net working capital of $57.3 million and $58.4 million, respectively. The Company's principal sources of liquidity at July 31, 2000 consisted of cash, cash equivalents, and short-term investments aggregating $17.5 million, net accounts receivable of $67.7 million, of which $783,000 is classified as long term, and a $10.0 million committed revolver and $20.0 million advised line of credit from a major money center bank, expiring in February 2001 and under which no amounts are currently outstanding. Accounts receivable at July 31, 2000 reflected an increase of $9.1 million from the balance at October 31, 1999, primarily attributable to (1) a significant increase in the portion of the Company's revenue being generated by the Revenue Services Division, whose receivables conversion cycle is more elongated than that of the Software Division, and (2) delays in the timing of receipts and governmental appropriation processes. Included in accounts receivable at July 31, 2000 are approximately $3.5 million for several revenue enhancement efforts undertaken by the Company in conjunction with a subcontractor, on behalf of the District of Columbia government, its schools, and the public benefit corporation operating its healthcare facilities, with related subcontractor costs fully accrued. As of July 31, 2000, the Company has provided the subcontractor $2.6 million of funding in relation to several revenue enhancement efforts, to be repaid from the proceeds of these efforts. The Company has been disappointed by the pace at which it has been able to resolve various audit, contract, and appropriations issues with the District of Columbia agencies for whom it has performed the subject revenue enhancement activities. In the face of these difficulties and the subcontractor's failure to secure anticipated engagements outside of the District of Columbia, the Company has suspended further advances to the subcontractor and is seeking to negotiate a mutually acceptable plan of withdrawal from that relationship. On September 13, 2000, the Company was served with a complaint, as further described in
Note 9 of the Notes to Interim Consolidated Financial Statements. In view of the difficulties encountered by the Company in its use of subcontractors, the Company intends to build its own capacity to respond to future opportunities for revenue maximization work.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its Common Stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased in the open market 1,049,000 shares having an aggregate purchase price of $7,750,000. No shares were repurchased during the nine months ended July 31, 2000.

The Company expects to continue to use a portion of its working capital to finance product and systems development, system enhancements, and revenue growth. The Company also continues to seek to acquire companies that supply healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources. The Company expects to divest specific components of its business exhibiting lack of growth and constituting unacceptably high opportunity cost to the Company, reconfigure its multiple business office operations across the nation to improve quality (including yield) and reduce costs, and continue to explore a number of possible partnering and joint marketing situations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company's holdings of financial instruments are comprised of federal, state, and local government debt, and corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily, pending use in the Company's business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum or highly liquid investments. The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of July 31, 2000, and the related weighted average interest rates by fiscal year of maturity:

                                   Maturity Dates
                               ------------------------
($ in thousands)                 2000     2001    2002     Total     Fair value
--------------------------------------------------------------------------------
Cash equivalents:
   Money Market Fund           $ 5,576  $  --    $  --    $ 5,576     $ 5,576
   Average interest rate                                      6.1%


Short-term investments:
   Fixed income assets
     Governmental Securities   $  --    $9,747   $1,140   $10,887     $10,710
     Average interest rate                5.34%    5.78%     5.23%

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



Date: September 14, 2000                  HEALTH MANAGEMENT SYSTEMS, INC.
                                          --------------------------------
                                                   (Registrant)



                                          By: /s/ Paul J. Kerz
                                          --------------------------------------
                                          Paul J. Kerz
                                          President and Chief Executive Officer

                                          By: /s/ Alan L. Bendes
                                          --------------------------------------
                                          Alan L. Bendes
                                          Senior Vice President and
                                          Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number      Description of Exhibit to Interim Consolidated Financial Statements
--------------      -------------------------------------------------------------------
     10.1           Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management
                    Systems, Inc.

     10.2           Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management
                    Systems, Inc.

     10.3           Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health
                    Management Systems, Inc.

     10.4           Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health
                    Management Systems, Inc.

     10.5           Sixth Amendment, dated May 30, 2000 to the lease for a portion of the twelfth floor between 401 Park Avenue South Associates, LLC and Health
                    Management Systems, Inc.

     10.6           Seventh Amendment, dated May 1, 2000 to the lease for a portion of the twelfth floor between 401 Park Avenue South Associates, LLC and Health
                    Management Systems, Inc.

     10.7           Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and
                    Health Management Systems, Inc.

     10.8           Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health
                    Management Systems, Inc.

     27             Financial Data Schedule (Submitted for informational purposes only and not deemed to be filed)