Form 10-K
period 2000-10-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2001-02-13
CIK 861179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                       OR
         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  X     No

The aggregate market value of the registrant's common stock held by non-affiliates as of January 24, 2001 was $26,491,256 based on the closing price on the Nasdaq National Market System on that day.

Number of shares outstanding of the registrant's common stock, $.01 par value, on January 24, 2001 was 17,832,431.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      DOCUMENT                                      WHERE INCORPORATED
      PROXY STATEMENT FOR THE ANNUAL MEETING        PART III
      TO BE  HELD ON MARCH 29, 2001

                               TABLE OF CONTENTS

                                                                                                        PAGE
CONTENTS                                                                                               NUMBER
--------                                                                                               ------
Cover Page .........................................................................................     i

PART I

  Item 1.  Business ................................................................................     1
  Item 2.  Properties ..............................................................................    10
  Item 3.  Legal Proceedings .......................................................................    10
  Item 4.  Submission of Matters to a Vote of Security Holders .....................................    12

PART II

  Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters ...................    12
  Item 6.  Selected Financial Data .................................................................    13
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...    14
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks .............................    24
  Item 8.  Financial Statements and Supplementary Data .............................................    25
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....    25

PART III

  Item 10. Directors and Executive Officers of the Registrant ......................................    25
  Item 11. Executive Compensation ..................................................................    25
  Item 12. Security Ownership of Certain Beneficial Owners and Management ..........................    25
  Item 13. Certain Relationships and Related Transactions ..........................................    25

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................    26

  Signatures .......................................................................................    27

  Exhibit Index ....................................................................................    52

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

PART I

ITEM 1. BUSINESS

OVERVIEW

         Health Management Systems, Inc. (the "Company" or "HMSY") furnishes proprietary information management, data processing, and software (including consulting) services to healthcare providers and payors, including government health service agencies. The Company's product and service offerings benefit its clients by enhancing revenue (achieved through improved reimbursability, profitability, and/or collectability), accelerating cash flow, reducing operating and administrative costs, and improving decision-making capabilities (by supplying advanced information analytics). These services include decision support, payor information systems and revenue enhancement, including business office outsourcing, addressing the various types of data generated by the interaction of the participants in the healthcare delivery process: the providers of care, the third-party payors, and the patients. Through its product and service offerings, the Company acts as an outsourcer of information management functions addressing the operational, administrative, financial, and clinical data that result from the rendering of healthcare services to patients. The Company is currently reassessing its strategy for, and commitment to, certain of its products, services, and business segments. See separate section on Business Strategy below.

         Healthcare providers receive payment for services from patients, third-party payors, or a combination thereof. Third-party payors include commercial insurance companies, governments or their fiscal agents and intermediaries, health maintenance organizations, preferred provider organizations, third-party administrators for self-insured companies, and managed care companies. Although patients generally retain primary responsibility for payment for all healthcare services, third-party payors bear the preponderance of the responsibility for many charges for care. Obtaining reimbursement from third-party payors has become increasingly difficult for providers because of frequent changes in reimbursement formulae and contractual requirements for pre-admission certification and utilization review, and administrative procedures instituted by third-party payors in an effort to control costs. To be successful in obtaining payment from third-party payors, hospitals and other healthcare providers require regulatory knowledge and technical skills to manage complex data collection, integration, analysis, and accounts receivable management functions. To ensure that reimbursable costs are not greater than necessary, third-party payors require knowledge and skills analogous to those required by providers.

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

         Within the Revenue Services Division, the Provider Revenue Services Group has delivered Retroactive Claims Reprocessing ("RCR")(SM) services since 1974 and began to deliver Comprehensive Account Management Services ("CAMS")(SM) in 1986 and Electronic Data Interchange ("EDI") services with the acquisition in 1990 of Quality Medi-Cal Adjudication, Incorporated ("QMA"). Effective January 1, 2001, the Company sold its EDI business, consisting of substantially all of the assets of the Company's QMA subsidiary and certain of the assets of its Health Receivables Management, Inc. subsidiary. See Note 21 of Notes to Consolidated Financial Statements. In 1997, the Company acquired a computerized medical record-based processing system for managed care public health and ambulatory care facilities as part of its purchase of substantially all the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global"). In 1997, the Company formed a Business Office Outsourcing unit and in 1998 consolidated this unit with the remainder of what is currently entitled the Provider Revenue Services Group. In 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and specified liabilities of Health Receivables Management, LLC ("Old HRM"), an Illinois based company that furnishes Medicaid applications service, electronic billing, eligibility verification, accounts receivable management, and collections services to providers. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM"). The Company offers pre-collection and collections services through HRM. The Revenue Services Division's Payor Revenue Services Group began delivery of Third Party Liability Recovery ("TPLR")(SM) services in 1985 and augmented its product line in 1996 with the acquisition of CDR Associates, Inc. ("CDR"). CDR is a provider of hospital-based claim audits to payors, principally Blue Cross and Blue Shield organizations.

         The Company entered the software business in 1995, merging with Health Care microsystems, Inc. ("HCm"), a company furnishing microcomputer-based distributed decision support software systems and services (including consulting) to healthcare providers and payors. HCm now constitutes the Decision Support Group. In 1996, the Decision Support Group acquired QSM and integrated QSM's clinical information systems with HCm's decision support offerings. In 1997, the Company, which had owned a 43% equity interest in Health Information Systems Corporation ("HISCo"), acquired from Welsh, Carson, Anderson & Stowe ("WCAS") and various of its affiliates, independent investors, and from certain of the Company's executive officers and directors, the remaining 57% of HISCo's equity. At the time of acquisition, HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc. ("HSA"). This entity now constitutes the Payor Systems Group and furnishes automated business and information solutions, including software systems and services, to healthcare providers and payors.

         The HCm, CDR, and QSM mergers were accounted for using the pooling of interest method, while the QMA, HISCo, Global, and HRM acquisitions were accounted for using the purchase method.

                    HEALTHCARE REFORM AND REGULATORY MATTERS

         The healthcare reimbursement landscape continues to change. Federal, state, and local governments, as well as other third-party payors, continue their efforts to reduce the rate of healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services.

         Changes occurring in the healthcare industry have created an increasingly complex reimbursement environment that impacts both providers and payors. This environment is made even more complex as the historical distinction between providers and payors has become less clear. Today, emphasis is placed on improving the level of provider and payor accountability for both the delivery and the utilization of healthcare services. Providers must ensure that they are properly reimbursed by third-party payors for healthcare services rendered in accordance with pre-established contracts. Likewise, payors must ensure that they are making payments for only those services for which they are responsible and in the dollar amounts specified by these pre-established contracts.

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

         The ownership and operation of hospitals is subject to comprehensive federal and state regulation, which affects hospital reimbursement. In 1999, Medicaid and Medicare revenue represented the majority of hospital income. Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. The Balanced Budget Refinement Act of 1999 (BBRA) provides relief of approximately $17 billion to the healthcare industry through 2004. The bill was enacted to partially restore funds that were reduced as a result of the Balanced Budget Act of 1997 (BBA). Current industry estimates suggest that the reduction in Medicare outlay due to the Balanced Budget Act of 1997 even after the relief expected from the Balanced Budget Refinement Act of 1999 exceed $110 billion. On December 15, 2000, the

Medicare, Medicaid, SCHIP Benefits Improvement and Protections Act of 2000
(BIPA) was enacted, including provisions that increase certain Medicaid reimbursements. While the Balanced Budget Act of 1997, as modified by the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, SCHIP Benefits Improvement and Protections Act of 2000, could still have an adverse effect on the operations of hospitals and other providers of healthcare and consequently reduce the amount of the Company's revenue, the Company believes that healthcare organizations can use the Company's products and services to reduce costs while maintaining or improving the quality of care (thereby compensating, in part or whole, for losses in revenue due to the Balanced Budget Act of 1997).

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

         Finally, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of Health and Human Services to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. All providers, payors, and clearinghouses will be mandated to use HIPAA standards when electronically exchanging health data covered by HIPAA. Any material restriction on the ability of healthcare providers and payors to obtain or disseminate health information could adversely affect the Company's business, financial condition, and results of operations. With the release of the Final HIPAA Privacy Rule in December 2000 and the pending release of the Final HIPAA Security Rule, the "protection of individually identifiable healthcare information" becomes a key component of the way that covered healthcare entities perform their day-to-day business. Some of the industry's current projections suggest that it will cost healthcare providers 2-4 times the Y2K-Project expenditures to properly implement the HIPAA regulatory requirements and many of those healthcare providers will seek assistance from outside vendors to either facilitate the implementation and/or provide clearinghouse translation capabilities as a method to reduce those costs and/or meet the required mandatory implementation dates. As such, while HIPAA could continue to have an adverse affect on the operations of providers and payors and consequently reduce the amount of the Company's revenue, the Company believes it possesses technical and managerial knowledge and skills that could benefit healthcare organizations seeking to establish compliance with HIPAA requirements. The Company has begun a needs analysis to determine the extent to which it may need to alter its systems to comply with these regulations.

         The Company believes that the rapidity of consolidation within the healthcare industry will continue to create opportunities for the Company in its role as a data consolidator. Yet the rapidity of change suggests that some of the consolidation may have been overdone and may be undone over the next several years, as providers downsize and integrated delivery networks ("IDN's") begin to unbundle. The Company believes these dynamics constitute both a risk to its existing business relationship with its larger clients, and an opportunity for new business in the future.

                         PRINCIPAL PRODUCTS AND SERVICES

PROVIDER REVENUE SERVICES GROUP

          The Company's Provider Revenue Services Group offers information management solutions across the accounts receivable spectrum, with offerings performed on retroactive, concurrent, and prospective bases. This Group's clients include large public and voluntary hospitals, public health clinics, and outpatient treatment facilities. Fees are tailored to the particular configuration of service furnished to the client, with the preponderance of the Group's remuneration based upon contingent fee arrangements.

         The Company's first product, RCR, entails the retroactive recovery of third-party payments due provider healthcare organizations, principally large public and voluntary hospitals. RCR services are used by a hospital (most commonly for its emergency room and outpatient clinics) to realize third-party revenue from patient accounts after the hospital has expended its own best efforts at billing and collection, but before the accounts are referred to a collection agency. The Company's specialized data aggregation, data purification, data editing, and electronic claim preparation and transmission routines are designed to facilitate the reimbursement of accounts that remain unpaid because necessary billing information was missing or because third-party coverage was not known. RCR services require the hospital to provide the Company with copies of existing data files, demand minimal hospital staff support, and generally involve no patient contact. Through the application of the Company's proprietary technology, the Company's RCR services produce, for its hospital clients, incremental revenue which otherwise would remain uncollected.

         Field Work services are provided, where an expert recovery team is placed onsite at the hospital and works with the hospital's existing systems to review unbilled or unreimbursed accounts. These accounts are billed following a detailed review of the client's aged trial balance, remittances, explanations of benefits, medical records, physician documentation, pre-certifications and other details. Field Work services are offered as a discrete project or as a component of a larger RCR engagement, combining electronic analysis with onsite follow-up. Field Work services offer a solution to short-term backlogs caused by system transitions or staffing problems, or the challenges of handling difficult or complex billings.

         Using database-driven methodologies developed in connection with RCR, the Provider Revenue Services Group offers a range of additional recovery services to healthcare providers.

         Cost Report reimbursement services include Medicare Bad Debt Recovery, in which the Company assists providers in isolating coinsurance and deductible amounts that qualify for Bad Debt reimbursement, and Disproportionate Share services, in which, among other services, the Company identifies and recalculates improperly classified claims that are eligible for Federal Financial Participation. The Group also supports clients' substantiation of future claims for Medicare Bad Debt by establishing appropriate concurrent operating processes.

         The Provider Revenue Services Group's Comprehensive Accounts Receivable Services ("CARS"), facilitates the Company's ability to liquidate aged accounts from a client's outgoing patient accounting system while the client's new patient accounting system is being installed. CARS also assists providers in liquidating aged accounts before they are transferred to a collection agency.

         In conjunction with the Decision Support Group, the Provider Revenue Services Group provides Managed Care Recovery Services (formerly referred to as "underpayment recovery services") to assist healthcare providers in the recovery of underpayments due from managed care payors.

         RCR services have evolved from a strictly background process to a process that can also be performed concurrently and integrated with clients' internal processes, entailing onsite support, designed to maximize results through targeted review, analysis, and opportunity identification.

         In contrast to RCR services, which retrospectively reprocess patient accounts receivable data delivered to healthcare providers, the Company's CAMS offering provides concurrent third-party claim identification, editing, claim preparation, electronic claims submission, bill follow-up, denial reprocessing, and remittance management services thereby offering a hospital an opportunity to improve the effectiveness (enhanced revenue and accelerated cash flow) of its accounts receivable management program while decreasing its administrative costs. Remittance management services automate and support remittance-based provider activities including deposit reconciliation, accounts receivable management and denial management. The Company is in the process of significantly enhancing these services to expand its market, although there can be no assurances that the Company will produce such results.

         Using its medical records-based, practice-management processing system acquired from Global, the Provider Revenue Services Group is also able to provide products and services on a concurrent basis to municipal public health agencies.

         Through its HRM acquisition, the Company also provides pre-collection and collections services to providers, and offers Medicaid Application Services, which assist eligible patients in properly enrolling in public aid, ensuring that providers receive reimbursement for care rendered to indigent patients.

         Expanding transfer payment consulting services include: Charge Description Master and Charge Capture Analysis services (which update and monitor a hospital client's Charge Description Master and charge capture processes to assess the accuracy of service codes to optimize the integrity of their inclusion on submitted claims); Ambulatory Payment Classification ("APC") Analysis services (which evaluate a client's utilization and costs and assign competitive pricing for charge items to assist clients with their transition to the APC payment model for outpatient services); and Appeals Management Outsourcing services, which investigate the reasons behind reduced payment on individual claims and appeal adverse payment reductions with the third-party payors on the hospital's behalf.

PAYOR REVENUE SERVICES GROUP

         In 1985, the Company began to offer TPLR services principally to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims. In addition, via its 1996 acquisition of CDR, the Company provides hospital-based claims audits on behalf of payors, for the purpose of recovering credit balances and duplicate payments. Such services are offered to state Medicaid agencies as well as to Medicaid HMO's and to Blue Cross/Blue Shield organizations and commercial insurers (including managed care payors).

         The Payor Revenue Services Group applies its proprietary information management and coordination of benefits methodologies used in TPLR to examine paid claims datasets in order to identify duplicate payments, overpayments, compliance-related erroneous payments, and other inappropriate payments on behalf of payor organizations, with the preponderance of the Group's remuneration based upon contingent fee arrangements.

DECISION SUPPORT GROUP

         The growth of managed care and the consolidation of healthcare institutions is significantly increasing the complexity of the industry and the associated demand for decision support systems. In the managed care environment, the Company believes decision support to still be an important ingredient for integrating, analyzing, and understanding key operational, financial, administrative, and clinical data obtained from institutions' transaction-based healthcare information systems. As such, decision support systems and services are increasingly being relied upon to guide the management practices of providers (in areas ranging from managed care contracting and clinical pathways development to physician profiling) to ensure the success and financial and operational viability of their organizations. The current clients for the Decision Support Group include approximately 450 hospitals and IDN's located primarily in the United States. These hospitals generally range in size from 50 to more than 1,000 beds, and include many of the most progressive and complex health systems in the country, as well as some of the largest multi-site hospital chains, managed care organizations, and long-term care institutions.

         Developed in collaboration with several major healthcare organizations, the Company's suite of decision support software and related consulting services, called Alliance for Decision Support(TM) ("Alliance"), was released to the market in June 1998. Alliance enables healthcare providers to perform contract modeling and net revenue management, costing and clinical financial analytics, and physician profiling and quality management from the perspective of the provider, payor, and/or third-party administrator. Employing advanced systems integration, data validation, and distribution methods, Alliance supports evolving data warehousing and information systems initiatives. Alliance was built with an open system architecture, running on a variety of platforms that support client server processing and World Wide Web applications. In addition to purchasing a license to use the

Company's software, customers have the option of outsourcing the processing of part or all of the Alliance system to the Company. The Company continues to integrate clinical quality measures within Alliance.

         The Decision Support Group dedicates considerable resources to providing a wide variety of related consulting applications, including decision support planning and implementation services, and decision support outsourcing and management. The Decision Support Group provides clients with prospective, concurrent, and retrospective decision support applications and services, including a concurrent managed care contract profiler and payment calculator system. As a result, proper calculation of anticipated contractual allowances are now provided as an integrated component of the managed care reimbursement process. Through Alliance for Financial Management(TM) ("FM"), the Decision Support Group offers healthcare organizations an enterprise-wide financial analysis and modeling application, with capabilities including employee-level budget and productivity support, operating and capital budget support, and long-range strategic planning. FM version 6.3 was released during fiscal year 2000, and incorporates web publishing and a Microsoft(R) Excel spreadsheet add-in for ease of use and quicker access to data. The application also incorporates multi-dimensional, on-line analytical processing technology, integrated with electronic mail applications and standard spreadsheet tools to support communications and analysis. The Decision Support Group provides related application consulting services, focusing on analysis and development of cost accounting, contract management, budgeting, business lines, and treatment patterns.

PAYOR SYSTEMS GROUP

         The Payor Systems Group provides large-scale transaction processing systems and services to large and medium-sized commercial payors and managed care plans, including some large Blue Cross/Blue Shield organizations.

         Both public and private entities have embraced managed care health plans as a means of providing and managing the delivery and cost of healthcare services. To support their businesses, these payors require systems to: manage patient membership, provider contracts, and networks; process and adjudicate claims; manage risk; and perform medical management.

         The three principal offerings of the Payor Systems Group are:
ProAlliance(TM); CapAlliance(TM); and Alliance for Claims Outsourcing(TM) ("ACO"). ProAlliance is a data repository of integrated provider information, enabling proactive management of complex process such as credentialing, accreditation, and pricing arrangements via an open system architecture and web user interface. CapAlliance, the Company's stand-alone capitation offering, manages the payment to providers of pre-negotiated per capita amounts. Alliance for Claims Outsourcing is a risk management solution for payors seeking a strategy to manage their own health plans and market their own products, providing data processing for plans offering a full spectrum of products, from traditional indemnity coverage through complete managed care programs. Comprised of modular systems, Alliance for Claims Outsourcing automates four major areas of healthcare administration: membership and billing, provider administration, capitation, and benefits and claims. Through its ACO offering, the Company provides its managed care functionality, including hardware and software, in an outsourcing or applications service provider mode. In fiscal year 1999, the Payer Systems Group consummated a multi-year strategic partnership with Medical Mutual of Ohio for the design and development of Alliance for Managed Care, which will expand the current functionality of the Company's existing managed care systems to incorporate graphical and web interfaces, a component-based architecture, and the use of relational database technology. Having substantially completed the first of four Java-based Alliance for Managed Care modules for this next generation system, this Group's development partner's agreement is subject to review during the Company's fiscal year 2001. There can be no assurances that the development partner will continue to participate in the development of this system although there are contractual penalties in the event of early termination.

         The Company's Payor Systems Group offerings are sold on a stand-alone basis, or can be integrated into existing systems, the latter option enabling payors to preserve their investments in information technology. The Company believes that these offerings dramatically reduce the cost of processing claims through auto-adjudication.

                                    CUSTOMERS

         The Company's client base includes hospitals, IDN's, multi-hospital systems, one of the country's largest public health systems, long-term care facilities, large commercial payors, Blue Cross/Blue Shield organizations, and state Medicaid agencies. The Company also has a limited number of overseas clients. Among the Company's domestic clients are three of the nation's largest public health systems and one of the largest proprietary hospital corporations.

         No single client of the Company accounted for 10% or more of the Company's total revenue in fiscal year 2000. The Company's largest client is HCA
- The Healthcare Company ("HCA"), a customer of the Decision Support Group. This client accounted for 7%, 9%, and 10% of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. The Company provides its services to HCA primarily pursuant to annual work order agreements. There is no assurance that any of these agreements will be renewed.

         The clients constituting the Company's ten largest clients change periodically. The concentration of revenue in such accounts has decreased, accounting for approximately 45%, 48%, and 50% of the Company's revenue in fiscal years 2000, 1999, and 1998, respectively. In many instances, including governmental clients, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements periodically expire between fiscal year 2001 and 2004. There is no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

         The Company works with selected customers and other development partners in the development and testing of its software products and services.

                           MARKET TRENDS/OPPORTUNITIES

         The healthcare industry continues to face unrelenting financial pressure, as provider reimbursement is constrained and payor costs are under pressure. Where providers trim staff in response to these pressures, they are more challenged to handle the volumes and complexities of reimbursement. Thus, information relating to reimbursement, costs, and quality of care is of increasing importance. Administrative costs within the healthcare industry remain high and constitute a continuing target of opportunity for the Company.

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

         Cost pressures continue to drive horizontal and vertical integration of providers and payors alike. Consolidation among healthcare organizations is creating larger healthcare delivery systems, with greater regional market power. This phenomenon is creating a new market for the Company's products, with fewer but larger client prospects. Despite some belief that the rapidity of this change may be undone over the next several years, as providers are downsized and IDN's begin to unbundle, the Company believes that it has the opportunity to leverage its products and services across larger enterprises, making the Company's products and services more cost effective for clients.

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

                                   COMPETITION

         Although the Company's products and services involve various proprietary aspects, its business is highly competitive and some of the Company's larger competitors have been acquired by larger organizations. While the Company believes that no one company competes with all aspects of its business, several companies, some of which may be larger and have greater financial resources than the Company, compete with the Company in providing one or more of the Company's offerings. The Company also encounters competition from companies attempting to expand the scope of their products and services within or into the healthcare information management services industry. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Competition.

PROVIDER REVENUE SERVICES GROUP

          The Company's Provider Revenue Services Group competes with many regional small companies offering accounts receivables recovery services, as well as large companies, including hospital computer systems vendors (such as McKesson HBOC, Inc. ("MCK") and Shared Medical Systems Corporation ("SMS")), QuadraMed Corporation ("QMDC"), and national public accounting firms. The Company competes on the basis of its proprietary systems, existing relationships, long-standing reputation in the provider market segment, and pricing.

PAYOR REVENUE SERVICES GROUP

         The Company's Payor Revenue Services Group targets federal and state healthcare agencies, large commercial payors, and managed care organizations and competes primarily with national public accounting firms, Public Consulting Group and, to some degree, Maximus. The Company competes on the basis of its proprietary systems, data mining capabilities, historically high recovery rates, and pricing.

DECISION SUPPORT GROUP

         The Company's Decision Support Group competes with products provided by Eclipsys Corporation ("ECLP"), MCK, QMDC, Kreg Information Systems, and SRC Software. Companies that offer general-purpose financial management products, including Hyperion Software and PeopleSoft, Inc., are also competitors. The Company competes on the basis of its quality, proprietary software and value-added management consulting services.

PAYOR SYSTEMS GROUP

         The Company's Payor Systems Group competes against multiple companies, including Health Systems Design Corporation, a subsidiary of Perot Systems Corporation, Synertech, and ERISCO, Inc, as well as with payors' in-house systems development groups. The Company sells its products to large payor organizations. The Company's Payor Systems Group competes on the basis of its proprietary software, healthcare software development expertise, and large-scale project management capabilities.

                            RESEARCH AND DEVELOPMENT

         The Company's performance in the healthcare information technology and services arenas requires it to devote resources to research and development to continue the acceptance of the Company's products in the marketplace. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - New Product Development and System Enhancement.

                                BUSINESS STRATEGY

      The Company's current strategy includes (1) a thorough examination of current businesses to reconfigure products and services under a centric business plan that will incorporate more effective marketing and selling, and leverage the Company's knowledge and know-how of the transfer payment process; (2) divest non-strategic assets; (3) further reduce costly infrastructure and overhead, including reengineering of its information systems "IT" platform with the emphasis on utilizing more advanced technology to provide customers additional solutions for managing their complex data needs; and (4) continue the development of its new planned provider product opportunity. The Company believes that some of its initiatives will reduce revenue streams in the near term in order to become more product-focused and thereby become a more formidable leader in its remaining core business. In its fiscal fourth quarter ended October 31, 2000, the Company began a restructuring in order to refocus its business and generate increased operating profitability in fiscal year 2001. The Company also expects to implement a plan to restructure and re-engineer its operating information systems and administrative infrastructures in fiscal year 2001. The Company's business strategy is to accelerate growth both internally and through selective acquisitions thereafter.

      As the Company divests non-strategic assets and builds on new services offerings, it may seek to acquire companies that supply targeted healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources.

                                    EMPLOYEES

      As of October 31, 2000, the Company employed approximately 825 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Specific financial information with respect to the Company's industry segments is provided in Note 18, Segment and Geographical Information, of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

      The Company's New York City offices consist of approximately 149,000 square feet. In addition, the Company leases approximately 170,000 square feet of office space in approximately 21 locations throughout the United States. See
Note 14 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

      The settlement of the following litigation became final in August 2000. In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated

Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to the settlement understanding, without admitting any wrongdoing, certain of the defendants agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which was to be paid by the Company's insurance carriers. For the fiscal year ended October 31, 1999, the Company has recorded a charge of $845,000 related to this settlement. As noted, on August 14, 2000, the Court signed an Order and Final Judgment approving the settlement. See Note 19 of Notes to Consolidated Financial Statements and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations Fiscal Years Ended October 31, 1999 and 1998.

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

      In May 2000, the Company commenced an action in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"), for summary judgment in lieu of complaint against The Institutes for Health & Human Services, Inc. ("IHHS") seeking judgment in the amount of $270,000 on an unpaid promissory note. In July 2000, the Court granted the Company judgment in that amount (together with interest and attorneys' fees assessed at an inquest in January 2001 in the amount of $27,000), but stayed enforcement of the judgment pending assertion and resolution of claims IHHS represented it had against the Company. Later in July, IHHS asserted such claims against the Company in an action filed in New York Supreme Court. The complaint alleged that the Company fraudulently withheld information from IHHS to induce it to enter into various specified contracts with the Company, and that the Company breached various contractual obligations to IHHS. The complaint sought an aggregate of $9,100,000 in compensatory damages, and punitive damages in an unspecified amount. The action came on for trial in January, 2001, at which time the Court directed entry for judgement, dismissing the case, and awarding the Company damages on its counterclaims in an amount to be assessed at an inquest.

      On September 13, 2000, the Company was served with a complaint in a lawsuit commenced by Davis & Associates, Inc. ("D&A") in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that the Company breached contractual obligations to D&A, wrongfully induced D&A to enter into various contracts with the Company, and wrongfully interfered with D&A's ability to perform under several contracts and pursue unspecified business opportunities. D&A seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The Company believes D&A's claims to be without merit, intends to contest them vigorously and has moved for summary judgment dismissing the case. Management believes that a loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's common stock is included in the NASDAQ-AMEX National Market System (symbol: HMSY). As of the close of business on January 11, 2001, there were approximately 9,000 holders of the Company's common stock, including the individual participants in security position listings. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company's current intention is to retain earnings to support the future growth of its business. The Company's credit agreement with its bank contains limitations on the Company's ability to pay cash dividends.

      The table below summarizes the high and low sales prices per share for the Company's common stock for the fiscal year periods indicated, as reported on the NASDAQ-AMEX National Market System.

                       FIRST        SECOND       THIRD       FOURTH
                      QUARTER       QUARTER     QUARTER     QUARTER
                     -----------------------------------------------
      2000:
        HIGH         $    7.88        7.00        4.38        3.31
        LOW               3.88        3.75        2.75        1.38

      1999:
         HIGH        $   10.13        8.00        6.63        6.09
         LOW              6.13        4.13        4.44        3.81

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA (a)
(In Thousands, Except Per Common Share Data)


Years Ended October 31,                                   2000             1999         1998          1997              1996
===================================================================================================================================
STATEMENT OF OPERATIONS DATA:
Revenue:
    Revenue Services Division
        Provider Revenue Services Group                $  44,736         $ 41,536     $ 34,987     $  39,007         $  55,410
        Payor Revenue Services Group                      20,113           26,414       22,251        16,849            26,406
-----------------------------------------------------------------------------------------------------------------------------------
                                                          64,849           67,950       57,238        55,856            81,816
    Software Division
        Decision Support Group                            21,781           22,542       25,499        24,873            19,510
        Payor Systems Group                               11,457           23,563       22,515         8,788                --
-----------------------------------------------------------------------------------------------------------------------------------
                                                          33,238           46,105       48,014        33,661            19,510
-----------------------------------------------------------------------------------------------------------------------------------
                                                          98,087          114,055      105,252        89,517           101,326
Cost of services, including restructuring charges        104,321(b)       102,918       95,628        88,355            87,873
-----------------------------------------------------------------------------------------------------------------------------------
    Operating margin (loss) before amortization of        (6,234)          11,137        9,624         1,162            13,453
    intangibles
Amortization of intangibles (c)                              948              840        1,964         1,331               204
-----------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                               (7,182)          10,297        7,660          (169)           13,249
Net interest income                                        1,158            1,277        1,700         2,755               987
Other income (loss)                                           --               --          597          (856)(e)        (1,371)(f)
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
    cumulative effect of change in accounting
    principle                                             (6,024)          11,574        9,957         1,730            12,865
Income tax expense (benefit)                              (2,563)           4,091        3,869          (351)            5,574
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before cumulative effect of
    change in accounting principle                        (3,461)           7,483        6,088         2,081             7,291
Cumulative effect of change in accounting
principle, net of tax                                     21,965(d)            --           --            --                --
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                  $ (25,426)        $  7,483     $  6,088     $   2,081         $   7,291
===================================================================================================================================

PER COMMON SHARE DATA:

Diluted loss per share before cumulative effect
       of change in accounting principle               $   (0.20)        $   0.43      $  0.34      $   0.12          $   0.39
Diluted loss per share on cumulative effect of
       change in accounting principle                      (1.26)              --           --            --                --
Diluted earnings (loss) per share after
       cumulative effect of change in
       accounting principle                            $   (1.46)        $   0.43     $   0.34     $    0.12         $    0.39
Weighted average common shares and common share
    equivalents                                           17,467           17,419       17,833        17,979            18,494
-----------------------------------------------------------------------------------------------------------------------------------

As of October 31,                                        2000             1999         1998          1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and short-term investments                        $  16,740         $ 33,817     $ 28,402     $  39,080         $  39,521
Working capital                                           30,562           58,437       56,703        53,799            54,753
Total assets                                              85,333          130,921      117,802       109,694           109,643
Shareholders' equity                                   $  65,598         $ 91,232     $ 83,269     $  79,806         $  74,612
===================================================================================================================================



NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(a) Included in each respective year's amounts are the revenue and costs associated with the following acquisitions, accounted for using the purchase method of accounting (see Item 1. Business - Company History):
      HRM, since June 1999 acquisition; Global, since July 1997 acquisition; and HISCo/HSA, since

      March 1997 acquisition. In accordance with the pooling method of accounting, financial data for fiscal year 1996 has been restated to reflect the merger with QSM in fiscal year 1997.

(b) Restructuring costs of $3.5 million include the costs associated with changes in corporate and information systems management, including a one-time charge related to a severance arrangement with the Company's co-founder and former Chief Executive Officer, specific reductions in staff, and vacating of portions of office space in two cities. See Item
      1. Business - Business Strategy, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors
      - Restructuring, and Note 12 of Notes to Consolidated Financial
      Statements.

(c) Intangible assets were principally recorded in connection with the Company's fiscal year 1989 recapitalization, its acquisition of QMA in fiscal year 1990, its HISCo and Global acquisitions in fiscal year 1997, and its HRM acquisition in fiscal year 1999. The amortization of software related to the HISCo acquisition was completed during fiscal year 1999. See Item 1. Business - Company History and Notes 1(e) and 8 of Notes to Consolidated Financial Statements.

(d) After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company has elected early adoption for its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. As of November 1, 1999, the Company recognizes revenue pertaining to such clients once the third-party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred tax liabilities. The change reduced revenue by $3.0 million and increased net loss by $503,000 for fiscal year 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of the Company's fiscal year 2000 is $22.0 million, net of tax benefit. See Notes 1(h), 5, 9, 18 and 20 of Notes to Consolidated Financial Statements.

(e) Includes costs associated with the Company's merger with QSM, and acquisition of the remaining outstanding shares of HISCo not already owned by the Company. See Item 1. Business - Company History and Note 1(e) of Notes to Consolidated Financial Statements.

(f) Includes costs associated with the Company's merger with CDR. See Item 1. Business - Company History.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEARS ENDED OCTOBER 31, 2000 AND 1999

      Consolidated revenue for the fiscal year ended October 31, 2000 was $98,087,000 under the new accounting policy as compared to $114,055,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. See footnote (d) of
Item 6. Selected Consolidated Financial Data and Notes 1(h) and 5 of Notes to Consolidated Financial Statements. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, revenue year-over-year would have been approximately $98.1 million for fiscal year 2000 and $98.9 million for fiscal year 1999. See Risk Factors - Variability of Operating Results; Length of Sales Cycles; Terminability of Customer Contracts, New Product Development and System Enhancement, Competition, Healthcare Payment Complexity, Healthcare Regulation and Reform, Dependence upon Key Personnel, and Restructuring, below.

      The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, generated revenue of $64,849,000 under the new accounting policy as compared to $67,950,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, revenue year-over-year would have been approximately $64.8 million for fiscal year 2000 and $54.3 million for fiscal year 1999, an increase of 19% from the prior year.

      The Provider Revenue Services Group generated revenue of $44,736,000 under the new accounting policy as compared to $41,536,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, revenue year-over-year would have been approximately $44.7 million for fiscal year 2000 and $36.8 million for fiscal year 1999, an increase of 21% from the prior year. Of this increase, the Provider Revenue Services Group included $7.3 million in revenue growth attributable to the HRM acquisition in July 1999. The increases in revenue achieved as a result of the growth in the Company's fieldwork offering and the recapture of the balance of the RCR engagement previously lost to a competitor for one of the Company's ten largest clients, partially offset by the previously reported discontinuance of two large but unprofitable engagements, and the Group's disappointment in not recognizing additional revenue pertaining to an existing revenue maximization engagement for the District of Columbia and in generating lower than expected sales of additional revenue maximization services. See Risk Factors - Variability of Operating Results; Length of Sales Cycles; Terminability of Customer Contracts, New Product Development and System Enhancement, Competition, Healthcare Payment Complexity, Healthcare Regulation and Reform, Dependence upon Key Personnel, and Restructuring, below.

      The Payor Revenue Services Group generated revenue of $20,113,000 under the new accounting policy as compared to $26,414,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, revenue year-over-year would have been approximately $20.1 million for fiscal year 2000 and $17.5 million for fiscal year 1999, an increase of 15% from the prior year. Nevertheless, the Company aspired to generate better recovery results and substantially greater sales of new State recovery projects although recognizing the rather elongated sales cycle associated with government contracts. With a new business unit manager in place during the fourth quarter, the Company is reassessing its sales strategy and strategic focus in regard to this Group. See Risk Factors - Variability of Operating Results; Length of Sales Cycles; Terminability of Customer Contracts, New Product Development and System Enhancement, Competition, Healthcare Payment Complexity, Healthcare Regulation and Reform, Dependence upon Key Personnel, and Restructuring, below.

      The Software Services Division, comprised of the Payor Systems Group and the Decision Support Group, generated revenue of $33,238,000 under the new accounting policy as compared to $46,105,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, revenue year-over-year would have been approximately $33.2 million for fiscal year 2000 and $44.5 million for fiscal year 1999. This Division's decline in revenue was attributable entirely to the Payor Systems Group, as the Decision Support Group's revenue increased over the prior year.

      The Payor Systems Group continued to be severely affected by the perceived industry-wide softness in new sales of existing claims software systems and consulting services while the Group is developing its next generation claims adjudication system. This Group produced revenue of $11,457,000 for fiscal year 2000 as compared to $23,563,000 for fiscal year 1999 with virtually no impact on the prior year periods had the new SEC guideline been in effect previously. As previously reported, the decline was due to a combination of (1) the winding down of an outsourcing engagement by a Blue Cross client which was acquired and converted to its new affiliate's internal data center, (2) the wind-down of a multi-year project with a single customer, (3) the completion of the initial implementation for a single customer and (4) the non-recurrence of substantial amounts of Y2K remediation work accomplished for the Payor Systems Group's clients last year. See Risk Factors - Variability of Operating Results; Length of Sales Cycles; Terminability of Customer Contracts, New Product Development and System Enhancement, Competition, Healthcare Payment Complexity, Healthcare Regulation and Reform, Dependence upon Key Personnel, and Restructuring, below.

      The Decision Support Group generated revenue of $21,781,000 under the new accounting policy as compared to $22,542,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, revenue year-over-year would have been approximately $21.8 million for fiscal year 2000 and $21.0 million for fiscal year 1999. This Group's rate of closing new sales increased in fiscal year 2000 and the Group has demonstrated an ability to install new sales rapidly, both of which produced the added benefit of continuing to reduce the concentration of revenue in this Group's largest account, which appears to be making a concerted effort to reverse its dependence on the Company as an "outside IT" vendor. See Risk Factors - Variability of Operating Results; Length of Sales Cycles; Terminability of Customer Contracts, New Product Development and System Enhancement, Competition, Healthcare Payment Complexity, Healthcare Regulation and Reform, Dependence upon Key Personnel, and Restructuring, below.

      Cost of services for fiscal year 2000 was $104,321,000 including restructuring charges, as compared to $102,918,000 for fiscal year 1999. The increase of $1.4 million from the prior year was a direct result of the $3.5 million of restructuring costs associated with changes in corporate and information systems management, including a one-time charge related to a severance arrangement with the Company's co-founder and former Chief Executive Officer, specific reductions in staff, and vacating of portions of office space in two cities. See Item 1. Business - Business Strategy, Risk Factors - Restructuring and Note 12 of Notes to Consolidated Financial Statements.

       Compensation expense, the largest component of cost of services, was $62,986,000 for the fiscal year ended October 31, 2000, reflecting a decrease of $1.3 million from the prior year, principally attributable to specific annual employee performance bonuses being earned in the prior year and not in fiscal year 2000. Data processing expense for the fiscal year 2000 was $4,488,000 as compared to $6,746,000 for the prior year, with the decrease primarily attributable to the Company's continued consolidation of its data processing platforms, reduced support of older versions of its systems, products and services, and the capitalization of additional software development costs incurred to enhance existing products and introduce new offerings, including the development costs of the Company's Payor Systems Group previously mentioned multi-year joint development project. During fiscal year 2000, the Company received approximately $1.7 million from this development partner which reduced capitalized software costs. See Item 1. Business - Overview, Healthcare Reform and Regulatory Matters, Principal Products and Services, Customers, Research and Development, and Business Strategy; see also Risk Factors - New Product Development and System Enhancement and Notes 1(f) and 7 of Notes to Consolidated Financial Statements. Occupancy costs increased from $9,377,000 in fiscal year 1999 to $10,788,000 in fiscal year 2000 principally attributable to the first full year of occupancy costs related to the acquisition of HRM in July 1999. Other operating costs increased from $11,328,000 in fiscal year 1999 to $11,389,000 in fiscal year 2000. Fiscal year 2000 included costs incurred for the Company's formal strategic planning process and increases in advertising, marketing and travel costs to support the Company's sales efforts while fiscal year 1999 included an $845,000 charge for the previously reported settlement of the Company's class action litigation.

      Principally as a result of the above factors, the Company generated a loss before income taxes for the fiscal year ended October 31, 2000 of $6,024,000 under the new accounting policy and including restructuring charges, as compared to income before income taxes of $11,574,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. Had the new SEC guidelines been in effect in the Company's prior fiscal year, the loss before income taxes year-over-year would have been approximately $6.0 million for fiscal year 2000 and $2.0 million for fiscal year 1999 with the change principally attributable to the impact of the restructuring charges.

      As previously noted, the Company implemented a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third-party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred tax liabilities. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 is $22.0 million, net of tax benefit. See footnote (d) of Item 6. Selected Consolidated Financial Data and Notes 1(h), 5, 9, 18 and 20 of Notes to Consolidated Financial Statements.

      Principally as a result of the above factors, net loss for the fiscal year ended October 31, 2000 was $25.4 million, a loss per share of $0.20 before the cumulative effect of the change in accounting principle and $1.46 per share after the cumulative effect of this change.

FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998 (both years reported under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature)

      Consolidated revenue for the fiscal year ended October 31, 1999 was $114,055,000, an increase of $8,803,000 or 8.4% over prior year revenue of $105,252,000.

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

      Cost of services for the fiscal year ended October 31, 1999 was $102,918,000, an increase of $7,290,000 or 8% from the prior year. The increase was attributable to higher compensation costs, and direct project subcontractors, partially offset by lower data processing, occupancy, and other employee related operating expenses. Compensation expense, the largest component of cost of services, was $64,253,000 for the fiscal year ended October 31, 1999, reflecting an increase of $4,965,000 or 8% over the prior year. As a percentage of total revenue, compensation expense remained constant at 56% of total revenue in the fiscal years ended October 31, 1999 and 1998, respectively. Increased compensation expense was principally attributable to increases in average salaries to reflect prevailing market conditions, and an increase in personnel associated with the acquisition of HRM. Data processing expense for the fiscal year ended October 31, 1999 was $6,746,000, a decrease of $2,025,000 from the prior year. The decrease was primarily attributable to the Company's continued consolidation of its data processing platforms, reduced support of older versions of the Company's systems, products and services, the capitalization of additional software development costs incurred to enhance existing products, and the timing differences associated with amortization of multiple-period maintenance and software license fees. Direct project costs were $11,214,000 for the fiscal year ended October 31, 1999, reflecting an increase of $6,146,000 over the prior year, primarily attributable to the Company's increased use of revenue-generating subcontractor services to support the growth in the Revenue Services Division. Other operating expenses were $11,328,000 for the fiscal year ended October 31, 1999 including $845,000 reserved for settlement of the Company's class action litigation (see Note 19 of Notes to Consolidated Financial Statements), reflecting a decrease of $1,510,000 over the prior year. The change was primarily attributable to lower professional fees and employee related costs, including recruiting costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 2000, the Company had $30,562,000 in net working as compared to $58,437,000 for the prior fiscal year under the Company's historical accounting policies pre-dating the release of the SAB 101 current accounting literature. As previously noted, under this new accounting principle, unbilled receivables are no longer recognized. Had the new SEC guidelines been in effect in the Company's prior fiscal year 1999, working capital year-over-year would have been approximately $30.6 million for fiscal year 2000 and $32.7 million for fiscal year 1999, a decrease of $2.1 million from the prior year. The Company has historically devoted increasingly more resources to product and system development and enhancements and believes that significant continuing development efforts will be necessary to adapt to changing marketplace requirements, to sustain its operations, and to integrate the products and technologies of acquired businesses. The Company invested $7.2 million, $6.8 million, and $4.4 million in capitalized software development and fixed asset purchases in fiscal years 2000, 1999, and 1998 respectively.

      The Company's principal sources of liquidity at October 31, 2000 consisted of cash, cash equivalents, and short-term investments aggregating $16,740,000, and net accounts receivable of $24,261,000. In regard to use of cash and cash equivalents and short-term investments, the Company's use declined from a peak of approximately $7.9 million in the second quarter, to $4.7 million in the third quarter, to less than $800,000 in the fourth quarter, while it continued to invest in major product and system development and enhancements. This trend may not be indicative of future results. As previously noted, the Company, while continuing to invest in specific product and systems development and enhancements, is in the process of reassessing its strategy for, and commitment to, certain of its products, services, and business segments; commenced a restructuring in the fourth quarter; and anticipates additional restructuring in fiscal year 2001. See Item 1. Business - Business Strategy and Risk Factors below. The increase in accounts receivable billed, net at October 31, 2000 over October 31, 1999 is principally attributable to the increase in invoicing generated in the fourth quarter of fiscal year 2000. The Company was, however, disappointed not to have yet received in excess of $2.7 million in payments from the District of Columbia and from which it was expecting to retire various subcontractor advances made to Davis and Associates during the year. See Note 19 of Notes to Consolidated Financial Statements.

      The Company's credit facility with a major N.Y. money center institution expires on February 13, 2001. Since the Company has not drawn on this facility and has no current expectations to do so, the Company is in the process of reassessing its strategy in regards to a potential new facility. The Company's financial institution also waived the need for compliance with a fiscal year-end financial ratio after giving effect to the change in accounting principle. Should the Company pursue securing a new credit facility with its financial institution, there can also be no assurance that the Company will be able to do so on terms that are consistent with the current credit facility or terms that are acceptable to the Company.

      On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,311,666 shares having an aggregate purchase price of $8,300,000, including 262,666 shares repurchased in fiscal year 2000 from the co-founder and former Chief Executive Officer of the Company under the terms of a separation agreement. See Note 10 to Notes to Consolidated Financial Statements.

      In addition, the Company has made a commitment, as a condition of employment, to provide for its new Chief Executive Officer to acquire approximately 7% of the Company's common shares directly from the Company. In January 2001, the Company's Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided the financing for purchase of 550,000 shares of the Company's common stock in exchange for a full recourse loan for $721,875, bearing interest at the rate of 6.5% per annum, payable annually in two equal installments commencing January 9, 2002 and the Company granted such executive stock options to purchase 750,000 shares at $1.3125 per share under the Company's 1999 Long-Term Incentive Stock Plan. The Company has also made commitments to certain key employees to induce them to stay during the Company's restructuring which may result in a charge in fiscal year 2001 of up to $2.6 million, depending on the completion of divestitures. As previously noted, the Company is considering divesting some of its non-strategic assets. Effective January 1, 2001, the Company sold its EDI business, consisting of substantially all of the assets of the Company's QMA subsidiary and certain of the assets of its Health Receivables Management, Inc. subsidiary. While the Company does not view this particular sale as significant, the Company has also hired Cain Brothers and Company to assist in other potential divestitures. As the Company divests non-strategic assets and builds on new services offerings, it may seek to acquire companies that supply targeted healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources. See Item 1. Business - Business Strategy, Risk Factors - Divestitures, Related Marketing and Sales Partnerships and Acquisitions, Dependence upon Key Personnel, and Restructuring and Notes 12, 14 and 21 of Notes to Consolidated Financial Statements.

INFLATION

      Historically, inflation has not been a material factor affecting the Company's revenue, and general operating expenses have been subject to normal inflationary pressure. Notwithstanding, the Company's business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. Although the moderate inflation rates of the past several years have not imposed significant problems for the Company, in light of current shortages in the skilled labor market, the Company has implemented selective wage increases, and other retention compensation in fiscal year 2000 to promote retention of qualified personnel in key areas of its operations. The Company also has a performance-based bonus plan to foster retention of and incent certain employees.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criteria for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to the Company's fiscal year beginning November 1, 2000 by the issuance of SFAS No. 137. The Company has determined that the effect of adopting this new standard is insignificant to the consolidated financial statements.

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

VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES; TERMINABILITY OF CUSTOMER CONTRACTS.

      The Company's revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the number and timing of systems sales; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the healthcare industry; the length of the sales cycles and delays in the implementation process; the timing of periodic revenue enhancement projects; the timing and delays in third-party payors' adjudication of claims and ultimate payment to the Company's clients where the Company's fees are contingent upon such collections; and general economic conditions. The Company experiences sales cycles of approximately three to eighteen months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on the Company's operating results. Further, the commencement of one or more major implementations could generate a large increase in revenue and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenue and net income in other periods, and which may not provide a valid basis for future projections. The Company's ability to complete implementation of its systems and recognize revenue is dependent on certain factors outside the control of the Company, including its customers' ability to allocate internal resources to the implementation process and, with respect to certain customers, the need to obtain necessary approvals upon completion of work but prior to customer acceptance. In addition, many of the Company's agreements with its customers may be terminated under certain circumstances upon 30 to 90 days notice. The termination of customer and/or development partnership agreements, if not replaced, could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT AND SYSTEM ENHANCEMENT

      The Company's future performance will depend in large part upon the Company's ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. The Company has historically devoted increasingly more resources to product and system development and enhancements and believes that significant continuing development and enhancement efforts will be necessary to adapt to changing marketplace requirements, to sustain its operations, and to integrate the products and technologies of acquired businesses. There can be no assurance that the Company will successfully or in a timely manner develop, acquire, integrate, introduce, and market new product enhancements or products, or that product enhancements or new products developed by the Company will meet the requirements of hospitals or other healthcare providers and payors and achieve or sustain market acceptance.

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

DIVESTITURES, RELATED MARKETING AND SALES PARTNERSHIPS AND ACQUISITIONS

      The Company's strategy includes divestitures of non-core assets and the subsequent expansion of its business through selective acquisitions and marketing and sales partnerships. In pursuing divestitures, there can be no assurance that such divestitures will be successful or sufficient to allow the Company to generate improved operating results or financial position in future periods. In addition, divestiture plans could generate potential disruptions to the business, which could materially adversely affect the Company's operating results and financial position.

      In pursuing subsequent expansion opportunities, the Company competes with others, some of which may have greater financial resources than the Company. There can be no assurance that suitable opportunities will be identified or can be consummated or integrated successfully into the Company's operations. In addition, future expansion transactions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other tangible assets, any of which could materially adversely affect the Company's operating results and financial position.

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

DEPENDENCE UPON KEY PERSONNEL

      As the Company's success depends upon the continued contributions of its senior management, the loss of services of certain of the Company's executive officers could have an adverse effect on the Company's business. The Company has entered into a three-year employment agreement with its Chief Executive Officer as of October 2, 2000. Although the Company does not have long term service agreements with its other executive officers, the Company's policy is to enter into confidentiality, non-compete and non-solicitation agreements with its employees. In general, such agreements (i) require the employee to protect the confidential and proprietary information of the Company and (ii) preclude the employee from soliciting other employees of the Company or competing with the Company for periods of up to three years following termination of employment. In addition, the Company believes that its continued success also will depend in large part on its ability to attract and retain highly skilled management, technology, marketing, and sales personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls. Additions of new personnel, and departures of existing skilled employees, can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICES

      The market price of the Company's common stock has been subject in the past and could be subject in the future to significant fluctuations in response to variations in the Company's quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or by the Company's competitors, adoption of new or amended government regulations, challenges to or changes in patent or other proprietary rights, divestitures, acquisitions, and developments in the Company's relationships with its customers. In addition, the stock market has in recent years experienced and continues to experience significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as fluctuating economic conditions generally, may adversely affect the market price of the Company's common stock.

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

RESTRUCTURING

      There can be no assurance that the restructuring activities described elsewhere in this Annual Report on Form 10-K will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that additional changes in the Company's business or in its industry may necessitate additional restructurings in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's holdings of financial instruments are comprised of federal, state and local government debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily, pending use in the Company's business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum or highly liquid investments.

      The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of October 31, 2000, and the related weighted average interest rates by year of maturity:

                            Fiscal year       Fiscal year          Total             Total
                                   2001              2002      Historical Cost     Fair value
-----------------------------------------------------------------------------------------------
Fixed income assets:
  Governmental Securities     $ 5,216,000     $ 1,140,000        $ 6,356,000       $ 6,167,000
  Average interest rate             5.61%           5.63%              5.62%
-----------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is found on pages 30 to 51 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 2000, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 2000, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 2000, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's fiscal year ended October 31, 2000, and is hereby incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      A.    Financial Statements:

                  See Index to Consolidated Financial Statements on page 28

      B.    Schedule:

                  Schedule II - Valuation and Qualifying Accounts on page 51

      C.    Reports on Form 8-K:

                  None

      D.    Exhibits:

                  See Exhibit Index on page 52

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


                                    HEALTH MANAGEMENT SYSTEMS, INC.
                                    ------------------------------
                                                (REGISTRANT)


                                    BY:   /S/   WILLIAM F. MILLER III
                                          ----------------------------
                                          William F. Miller III
                                          President and Chief Executive Officer


                                    DATE: February 13, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                               Title                                       Date
----------                                                                           ----
/S/ WILLIAM F. MILLER III                Chairman, President,                        February 13, 2001
--------------------------               Chief Executive Officer,
William F. Miller III                    and Director


/S/ ALAN L. BENDES                       Senior Vice President and                   February 13, 2001
------------------                       Chief Financial Officer
Alan L. Bendes


/S/ RANDOLPH G. BROWN                    Director                                    February 13, 2001
---------------------
Randolph G. Brown


/S/ ROBERT V. NAGELHOUT                  Director, and President of Software         February 13, 2001
-----------------------                  Systems and Services Division
Robert V. Nagelhout


/S/ WILLIAM W. NEAL                      Director                                    February 13, 2001
-------------------
William W. Neal


/S/ GALEN D. POWERS                      Director                                    February 13, 2001
-------------------
Galen D. Powers


/S/ ELLEN A. RUDNICK                     Director                                    February 13, 2001
--------------------
Ellen A. Rudnick


/S/ RICHARD H. STOWE                     Director                                    February 13, 2001
--------------------
Richard H. Stowe

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
CONSOLIDATED FINANCIAL STATEMENTS :                                                  NUMBER
-----------------------------------                                                  ------
Independent Auditors' Report                                                           29

Consolidated Balance Sheets as of October 31, 2000 and 1999                            30

Consolidated Statements of Operations for the Years Ended October 31, 2000,
1999, and 1998                                                                         31

Consolidated Statements of Comprehensive Income (loss) for the Years Ended
October 31, 2000, 1999, and 1998                                                       32

Consolidated Statements of Shareholders' Equity for the Years Ended October 31,
2000, 1999, and 1998                                                                   33

Consolidated Statements of Cash Flows for the Years Ended October 31, 2000,
1999, and 1998                                                                         34

Notes to Consolidated Financial Statements                                             35


FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts                                        51

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

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management Systems, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                             /s/ KPMG LLP


New York, New York
January 5, 2001

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ In Thousands, Except Per Share Amounts)


                                                                                                   October 31,
                                                                                            -------------------------
                                                                                               2000            1999
                                                                                            ---------       ---------
                                     Assets

Current assets:
    Cash and cash equivalents                                                               $  10,573       $  16,310
    Short-term investments                                                                      6,167          17,507
    Accounts receivable, billed, net                                                           24,261          17,001
    Accounts receivable, unbilled, net                                                             --          41,661
    Income tax receivable                                                                         829             588
    Prepaid expenses and other current assets                                                   6,921           3,928
                                                                                            ---------       ---------
        Total current assets                                                                   48,751          96,995

Property and equipment, net                                                                     7,216           7,766
Capitalized software costs, net                                                                 9,922           7,286
Goodwill, net                                                                                  12,055          12,762
Deferred income taxes, net                                                                      6,643           3,797
Notes receivable from officer                                                                      --             900
Other assets                                                                                      746           1,415
                                                                                            ---------       ---------
           Total assets                                                                     $  85,333       $ 130,921
                                                                                            =========       =========


                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                   $  14,502       $  18,050
    Deferred revenue                                                                            3,687           4,541
    Deferred income taxes, net                                                                     --          15,967
                                                                                            ---------       ---------
        Total current liabilities                                                              18,189          38,558

 Other  liabilities                                                                             1,546           1,131
                                                                                            ---------       ---------
        Total liabilities                                                                      19,735          39,689
                                                                                            ---------       ---------

Commitments and contingencies

Shareholders' equity:
    Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                             --              --
    Common stock - $.01 par value; 45,000,000 shares authorized;
       18,563,922 shares issued and 17,252,256 shares outstanding at October 31, 2000;
       18,450,737 shares issued and 17,401,737 shares outstanding at October 31, 1999             186             184
    Capital in excess of par value                                                             72,170          71,714
    Retained earnings                                                                           1,652          27,078
    Accumulated other comprehensive income (loss)                                                (110)              6
                                                                                            ---------       ---------
                                                                                               73,898          98,982
    Less treasury stock, at cost (1,311,666 shares and 1,049,000 shares at
     October 31, 2000 and October 31, 1999, respectively)                                      (8,300)         (7,750)
                                                                                            ---------       ---------
        Total shareholders' equity                                                             65,598          91,232
                                                                                            ---------       ---------
           Total liabilities and shareholders' equity                                       $  85,333       $ 130,921
                                                                                            =========       =========


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                                               Years ended October 31,
                                                                                      -----------------------------------------
                                                                                         2000            1999            1998
                                                                                      ---------       ---------       ---------
Revenue:                                                                              $  98,087       $ 114,055       $ 105,252
                                                                                      ---------       ---------       ---------

Cost of services:
    Compensation                                                                         62,986          64,253          59,288
    Data processing                                                                       4,488           6,746           8,771
    Occupancy                                                                            10,788           9,377           9,663
    Direct project costs                                                                 11,187          11,214           5,068
    Other operating costs                                                                11,389          11,328          12,838
    Restructuring costs                                                                   3,483              --              --
                                                                                      ---------       ---------       ---------
                                                                                        104,321         102,918          95,628
                                                                                      ---------       ---------       ---------

        Operating margin (loss) before amortization of intangibles                       (6,234)         11,137           9,624

    Amortization of intangibles                                                             948             840           1,964
                                                                                      ---------       ---------       ---------

        Operating income (loss)                                                          (7,182)         10,297           7,660
                                                                                      ---------       ---------       ---------

Other income:
     Interest income, net                                                                 1,158           1,277           1,700
     Other income, net                                                                       --              --             597
                                                                                      ---------       ---------       ---------
                                                                                          1,158           1,277           2,297
                                                                                      ---------       ---------       ---------

        Income (loss) before income taxes and cumulative effect of change in
              accounting principle                                                       (6,024)         11,574           9,957

Income tax expense (benefit)                                                             (2,563)          4,091           3,869
                                                                                      ---------       ---------       ---------

        Income (loss) before cumulative effect of change in accounting principle         (3,461)          7,483           6,088

Cumulative effect of change in accounting principle, net of tax benefit
      ("cumulative effect")                                                              21,965              --              --
                                                                                      ---------       ---------       ---------

        Net income (loss)                                                             $ (25,426)      $   7,483       $   6,088
                                                                                      =========       =========       =========


Earnings per share data:
    Basic:
          Basic earnings (loss) per share before cumulative effect                    $   (0.20)      $    0.43       $    0.35
          Basic earnings (loss) per share on cumulative effect                            (1.26)             --              --
                                                                                      ---------       ---------       ---------
          Basic earnings (loss) per share after cumulative effect                     $   (1.46)      $    0.43       $    0.35
                                                                                      =========       =========       =========

          Weighted average common shares outstanding                                     17,467          17,357          17,366
                                                                                      =========       =========       =========

     Diluted:
          Diluted earnings (loss) per share before cumulative effect                  $   (0.20)      $    0.43       $    0.34
          Diluted earnings (loss) per share on cumulative effect                          (1.26)             --              --
                                                                                      ---------       ---------       ---------
          Diluted earnings (loss) per share after cumulative effect                   $   (1.46)      $    0.43       $    0.34
                                                                                      =========       =========       =========

         Weighted average common shares and common share equivalents                     17,467          17,419          17,833
                                                                                      =========       =========       =========


        Pro forma net income (loss) assuming new accounting
              principle is applied retroactively                                      $  (3,461)      $  (1,297)      $     476
                                                                                      =========       =========       =========

        Pro forma basic and diluted earnings (loss) per share assuming new
              accounting principle is applied retroactively                           $   (0.20)      $   (0.07)      $    0.03
                                                                                      =========       =========       =========


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)

                                                                                 Years ended October 31,
                                                                         --------------------------------------
                                                                           2000           1999           1998
                                                                         --------       --------       --------
Net income (loss)                                                        $(25,426)      $  7,483       $  6,088
Other comprehensive loss, net of tax:
  Change in net unrealized depreciation on short-term investments            (116)          (101)          (574)
                                                                         --------       --------       --------

Comprehensive income (loss)                                              $(25,542)      $  7,382       $  5,514
                                                                         ========       ========       ========



See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)

                                                 Common Stock
                                             -------------------                            Accumulated
                                              Number of            Capital In                  Other                     Total
                                                Shares      Par    Excess Of    Retained   Comprehensive   Treasury   Shareholders'
                                             Outstanding   Value   Par Value    Earnings      Income         Stock       Equity
                                             -----------   -----   ---------    --------      ------         -----       ------
Balance at October 31, 1997                  17,459,153    $178     $67,304     $ 13,507      $ 681        ($1,863)     $ 79,807

   Net income                                        --      --          --        6,088         --             --         6,088
   Stock option activity                        440,316       4       2,713           --         --             --         2,717
   Employee stock purchase plan activity        118,398      --         515           --         --             --           515
   Treasury stock acquisition                  (734,500)      1          --           --         --         (5,887)       (5,886)
   Disqualifying dispositions                        --      --         602           --         --             --           602
   Change in net unrealized depreciation
    on short-term investments                        --      --          --           --       (574)            --          (574)

                                             ----------    ----     -------     --------      -----        -------      --------
Balance at October 31, 1998                  17,283,367     183      71,134       19,595        107         (7,750)       83,269

   Net income                                        --      --          --        7,483         --             --         7,483
   Stock option activity                         41,247      --         210           --         --             --           210
   Employee stock purchase plan activity         77,123       1         337           --         --             --           338
   Disqualifying dispositions                        --      --          33           --         --             --            33
   Change in net unrealized depreciation
    on short-term investments                        --      --          --           --       (101)            --          (101)

                                             ----------    ----     -------     --------      -----        -------      --------
Balance at October 31, 1999                  17,401,737     184      71,714       27,078          6         (7,750)       91,232

   Net loss                                          --      --          --      (25,426)        --             --       (25,426)
   Stock option activity                         67,090       1         309           --         --             --           310
   Employee stock purchase plan activity         46,095       1         134           --         --             --           135
   Treasury stock acquisition                  (262,666)     --          --           --         --           (550)         (550)
   Disqualifying dispositions                        --      --          13           --         --             --            13
   Change in net unrealized depreciation
    on short-term investments                        --      --          --           --       (116)            --          (116)

                                             ----------    ----     -------     --------      -----        -------      --------
Balance at October 31, 2000                  17,252,256    $186     $72,170     $  1,652      ($110)       $(8,300)     $ 65,598
                                             ==========    ====     =======     ========      =====        =======      ========


See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                                    Years ended October 31,
                                                                                              ----------------------------------
                                                                                                2000         1999         1998
                                                                                              --------     --------     --------
Operating activities:
     Net income (loss)                                                                        $(25,426)    $  7,483     $  6,088
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
           Depreciation and amortization of capitalized software                                 5,138        3,755        3,520
           Amortization of intangibles                                                             948          840        1,964
           Provision for doubtful accounts                                                         397          690          838
           Deferred tax expense (benefit)                                                       (2,247)       4,166        4,022
           Disqualifying dispositions                                                               13           33          602
           Cumulative effect of change in accounting principle, net of tax                      21,965           --           --
           Changes in assets and liabilities:
             Increase in accounts receivable                                                    (7,657)      (2,496)     (16,312)
             (Increase) decrease in income tax receivable                                         (241)       1,752       (1,830)
             (Increase) decrease in prepaid expenses and other current assets                   (1,893)         133       (1,147)
             Increase (decrease) in accounts payable and accrued expenses                       (1,519)         491         (289)
             Increase (decrease) in deferred revenue                                              (854)        (401)         754
             Increase (decrease) in other assets and liabilities, net                              844         (477)        (511)
                                                                                              --------     --------     --------
                      Net cash provided by (used in) operating activities                      (10,532)      15,969       (2,301)
                                                                                              --------     --------     --------

Investing activities:
     Software capitalization                                                                    (4,672)      (4,107)      (3,138)
     Capital asset expenditures                                                                 (2,552)      (2,720)      (1,263)
     Net sales (purchases) of short-term investments                                            11,224       (3,089)       3,295
     Acquisition of net assets of Health Receivables Management, LLC, net of cash acquired          --       (4,024)          --
     Net repayment (borrowing) from officer                                                        900         (150)        (750)
                                                                                              --------     --------     --------
                      Net cash provided by (used in) investing activities                        4,900      (14,090)      (1,856)
                                                                                              --------     --------     --------

Financing activities:
     Proceeds from issuance of common stock                                                        135          338          515
     Proceeds from exercise of stock options                                                       310          210        2,717
     Common stock repurchases                                                                     (550)          --       (5,886)
                                                                                              --------     --------     --------
                     Net cash provided by (used in) financing activities                          (105)         548       (2,654)
                                                                                              --------     --------     --------

                     Net increase (decrease) in cash and cash equivalents                       (5,737)       2,427       (6,811)

Cash and cash equivalents at beginning of period                                                16,310       13,883       20,694

                                                                                              --------     --------     --------
Cash and cash equivalents at end of period                                                    $ 10,573     $ 16,310     $ 13,883
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

         (b)      Cash and Cash Equivalents

         For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less (including money market instruments of $9,341,000 and $11,461,000 at October 31, 2000 and 1999, respectively) to be cash equivalents.

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

                  Equipment                          3-5 years
                  Leasehold improvements             5-10 years
                  Furniture and fixtures             5-7 years

         (e)      Intangible Assets

         Intangible assets have been recorded primarily as a result of the recapitalization of the Company in 1989, the acquisition of Quality Medi-Cal Adjudication, Incorporated ("QMA") in 1990, the acquisition of the remaining shares of Health Information Systems Corporation ("HISCo") in March 1997, the acquisition of the assets of Global Health Systems, Inc. and GHS Management Services, Inc. (collectively "Global") in July 1997, and the acquisition of the assets of Health Receivables Management, LLC ("Old HRM") in July 1999. Intangible assets consist primarily of goodwill, which are being amortized on a straight-line basis between ten and forty years.

         (f)      Software Development Cost

         The Company capitalizes software development costs incurred related to software developed for resale subsequent to the establishment of technological feasibility until the product is released for commercial use. Similarly, costs incurred to develop upgrades are capitalized until the upgrades are commercially released. Before technological feasibility has been established, the Company expenses all costs incurred for the product. Any cash received from a development partner is recorded first as an offset to any previously capitalized software development costs on the related development project before revenue is recognized. During fiscal year 2000, the

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company received approximately $1.7 million from a development partner, which reduced capitalized software costs. No revenue was recognized related to the Company's software development partnerships during fiscal year 2000. The Company also capitalizes certain software development costs related to software developed for internal use while in the application development stage. All other costs incurred to develop software for internal use, either in the preliminary project stage or post implementation stage are expensed as incurred. Amortization of software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 36-48 months.

         (g)      Fair Value of Financial Instruments

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets approximate estimated fair value as of October 31, 2000 and 1999.

         (h)      Revenue Recognition

         After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption in its fourth quarter for its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. As of November 1, 1999, the Company recognizes revenue pertaining to such clients once the third-party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred tax liabilities. In previous years, prior to SAB 101, the Company recognized revenue pertaining to clients seeking reimbursement from third-party payors when billings were submitted to clients or their third-party payors or intermediaries as a consequence of completion and acceptance of services performed by the Company for a client. Certain of these clients' contracts contain periodic fee limitations or fixed-fees. The fees allowable under these contracts are recognized once cash is collected by the client on a straight-line basis over the fee limitation or fixed-fee period and amounts billed in excess in any one period are deferred. Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period.

         Revenue from consulting, technical and training services is recognized as the services are provided. Revenue from software products sold to customers under license agreements is deferred and recognized as revenue primarily upon software installation and satisfaction of significant Company obligations, if any, and when collection of the resulting receivable is reasonably assured. Revenue from ongoing maintenance agreements is deferred and recognized as revenue on a straight-line basis over the periods of the respective maintenance agreements.

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

         (j)      New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criteria for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


effective date of SFAS No. 133 was delayed to the Company's fiscal year beginning November 1, 2000 by the issuance of SFAS No. 137. The Company has determined that the effect of adopting this new standard is insignificant to the consolidated financial statements.

         (k)      Net Income Per Common Share

         Basic earnings per share is based on the net income for the relevant period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the net income for the relevant period divided by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during fiscal years 2000, 1999, and 1998 of 17,467,000, 17,357,000, and 17,366,000 and of
10,000, 62,000, and 467,000, respectively. The common stock equivalents for fiscal year 2000 are excluded from the weighted average shares as it would be antidilutive to the per share calculation. The Company's common stock equivalents consist of stock options.

         (l)      Use of Estimates

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

         (m)      Reclassifications

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

         (o)      Accounting for the Impairment of Long-Lived Assets

         The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                             (Unaudited)
                                                        Year ended October 31,
                                                         1999           1998
         -----------------------------------------------------------------------
         Revenue                                     $119,209,000   $113,066,000
         Net income                                     7,556,000      5,571,000
         Basic earnings per share                            0.41           0.32
         Diluted earnings per share                  $       0.40   $       0.31
         -----------------------------------------------------------------------

3.       SHORT-TERM INVESTMENTS

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

         The table below presents the historical cost basis, and the fair value for the Company's investment portfolio as of October 31, 2000 (by year of maturity) and as of October 31,1999:

                                       Fiscal year   Fiscal year        Total
October 31, 2000                           2001           2002     Historical Cost    Fair value
------------------------------------------------------------------------------------------------
Fixed Income Governmental Securities   $ 5,216,000   $ 1,140,000     $ 6,356,000     $ 6,167,000
------------------------------------------------------------------------------------------------


                                                  Total
October 31, 1999                              Historical Cost         Fair value
--------------------------------------------------------------------------------
Fixed income assets
  Governmental Securities                       $17,276,000          $17,005,000
  Corporate debt                                    500,000              502,000
--------------------------------------------------------------------------------
                                                $17,776,000          $17,507,000
--------------------------------------------------------------------------------

4.       ACCOUNTS RECEIVABLE

         Accounts receivable are reflected net of an allowance for doubtful accounts of $1,848,000 and $1,823,000 at October 31, 2000 and 1999,
respectively.

5.       CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

         After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"),

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company elected early adoption in its fourth quarter for its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. As of November, 1999, the Company recognizes revenue pertaining to such clients once the third-party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred tax liabilities. In previous years, prior to SAB 101, the Company recognized revenue pertaining to clients seeking reimbursement from third-party payors when billings were submitted to clients or their third-party payors or intermediaries as a consequence of completion and acceptance of services performed by the Company for a client. Accounts receivable, unbilled, net, in the prior year, represents amounts recognized for services rendered but not yet invoiced and was based on the Company's estimate of the fees that would have been invoiced upon receipt of remittance data. Accounts receivable, billed, net, represents amounts invoiced to clients. As of October 31, 1999, the Company had unbilled accounts receivable of approximately $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, $24.6 million completed its cycle and was included in the Company's revenue and operating results during fiscal year 2000 in accordance with the Company's early adoption of SAB 101.

         The consolidated statement of operations for the year ended October 31, 2000 has been presented in the accompanying financial statements based on this newly adopted revenue recognition policy. The change reduced revenue by $3.0 million and increased net loss by $503,000 for fiscal year 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of the Company's fiscal year 2000 is $22.0 million, net of tax benefit. The $22.0 million cumulative effect reflects $41.7 million of unbilled receivables offset by $1.5 million of related direct costs and $18.2 million of income tax benefit. The proforma effects to net income and related per share amounts for the years ended October 31, 1999 and 1998 are also presented in the accompanying consolidated statements of operations.

6.       PROPERTY AND EQUIPMENT

         Property and equipment as of October 31, 2000 and 1999 consisted of the following:

                                                         1999                2000
                                                     ------------        ------------
Equipment                                            $ 15,516,000        $ 19,022,000
Leasehold improvements                                  6,190,000           6,161,000
Furniture and fixtures                                  5,227,000           5,192,000
                                                     ------------        ------------
                                                       26,933,000          30,375,000
Less accumulated depreciation and amortization        (19,717,000)        (22,609,000)
                                                     ------------        ------------
Property and equipment, net                          $  7,216,000        $  7,766,000
                                                     ============        ============

         Depreciation and amortization expense related to property and equipment charged to operations for the years ended October 31, 2000, 1999, and 1998 was $3,102,000, $2,731,000, and $2,564,000, respectively. Of the $30,375,000 of property and equipment as of October 31, 1999, $5,994,000 were fully depreciated and no longer in use as of October 31, 2000 and are excluded from the balances as of October 31, 2000.

7.       CAPITALIZED SOFTWARE COSTS

         Capitalized software costs as of October 31, 2000 and 1999 consisted of the following:


                                          2000                1999
                                      ------------        ------------
Capitalized software costs            $ 15,672,000        $ 11,000,000
Less accumulated amortization           (5,750,000)         (3,714,000)
                                      ------------        ------------
Capitalized software costs, net       $  9,922,000        $  7,286,000
                                      ============        ============

         Amortization expense for the years ended October 31, 2000, 1999, and 1998 was $2,036,000, $1,024,000, and $956,000, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets as of October 31, 2000 and 1999 consisted of the following:


                                                 2000                1999
                                              ----------          ----------
Goodwill                                    $ 15,811,000        $ 15,916,000
Less accumulated amortization                 (3,756,000)         (3,154,000)
                                            ------------        ------------
Goodwill, net                                 12,055,000          12,762,000
                                            ============        ============


Other intangible assets                        1,443,000           1,443,000
Less accumulated amortization                 (1,213,000)           (973,000)
                                            ------------        ------------

Other intangible assets, net                $    230,000        $    470,000
                                            ============        ============

         Amortization expense related to intangible assets charged to operations for the years ended October 31, 2000, 1999, and 1998, was $948,000, $840,000,
and $1,964,000, respectively. During fiscal year 2000, the Company completed amortization of the $105,000 of goodwill related to the QMA acquisition in fiscal year 1990 and is no longer reflected in the balances as of October 31, 2000. During fiscal year 1999, the Company completed the amortization of the $5,593,000 of excess purchase price allocated to certain revenue contracts related to the HISCo acquisition in fiscal year 1997 and is no longer reflected in the balances as of October 31, 2000 and 1999, respectively.

9.       INCOME TAXES

         Income tax expense (benefit) related to income before income taxes and cumulative effect of the change in accounting principle for the years ended October 31, 2000, 1999, and 1998 was comprised of the following (fiscal years 1999 and 1998 reflect the previously noted historical accounting policy related to revenue recognition, pre-dating the SEC release of SAB 101):

                                               2000               1999               1998
                                            ----------         ----------         ----------
Current tax expense (benefit):
   Federal                                 $  (608,000)       $  (145,000)       $  (577,000)
   State and local                             292,000             70,000            423,000
                                           -----------        -----------        -----------
                                              (316,000)           (75,000)          (154,000)
                                           -----------        -----------        -----------

Deferred tax expense (benefit):
   Federal                                  (1,424,000)         3,254,000          3,505,000
   State and local                            (823,000)           912,000            518,000
                                           -----------        -----------        -----------
                                            (2,247,000)         4,166,000          4,023,000
                                           -----------        -----------        -----------
Income tax expense (benefit), net          $(2,563,000)       $ 4,091,000        $ 3,869,000
                                          ============        ===========        ===========

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the income tax expense (benefit) related to income before income taxes and cumulative effect of the change in accounting principle to the applicable federal statutory rates follows:

                                                   2000                            1999                           1998
                                         -----------------------         ----------------------         -----------------------
Income tax expense (benefit):
Computed at federal statutory rate       $(2,049,000)      (34.0%)       $ 3,951,000       34.1%        $ 3,386,000       34.0%
State and local tax expense, net            (345,000)       (5.7)            647,000        5.6             621,000        6.2
  of federal benefit
Amortization of goodwill                      56,000         0.9              56,000        0.5              83,000        0.8
Municipal interest                          (186,000)       (3.1)           (199,000)      (1.7)           (181,000)      (1.8)
Decrease in valuation allowance              (93,000)       (1.5)           (372,000)      (3.2)                 --         --
Amortization of software                          --          --                  --         --             104,000        1.0
Tax contingency                                   --          --                  --         --            (261,000)      (2.6)
Other, net                                    54,000         0.9               8,000         --             117,000        1.3
                                         -----------      ------         -----------     ------         -----------     ------
Total income tax expense (benefit)       $(2,563,000)      (42.5)%       $ 4,091,000       35.3%        $ 3,869,000       38.9%
                                         ===========      ======         ===========     ======         ===========     ======

         Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at October 31, 2000 and 1999 were as follows:

                                                                        2000                1999
                                                                   ------------        ------------
Deferred tax assets:
    Accounts receivable/deferred revenue                           $    948,000        $    193,000
    Allowance for doubtful accounts                                     887,000             777,000
    Property and equipment                                            3,739,000           3,732,000
    HHL one-time charges                                                300,000             325,000
    Accounts payable and accrued expenses                               154,000             203,000
    Federal, state and local net operating loss carryforward         10,358,000           7,261,000
    Minimum tax credit                                                       --             572,000
    Other                                                             1,559,000             684,000
                                                                   ------------        ------------
         Total deferred tax assets before valuation
            allowance                                                17,945,000          13,747,000
    Less: Valuation allowances                                         (931,000)         (1,024,000)
                                                                   ------------        ------------
         Total deferred tax assets after valuation allowance         17,014,000          12,723,000
                                                                   ------------        ------------
Deferred tax liabilities:
    Accounts receivable/deferred items                                       --          18,446,000
    Capitalized software development cost                             4,909,000           3,194,000
    Federal impact of state and local net operating losses            1,537,000           1,207,000
    Other                                                             2,314,000           2,046,000
                                                                   ------------        ------------
        Total deferred tax liabilities                                8,760,000          24,893,000
                                                                   ============        ============
        Total net deferred tax asset (liabilities)                 $  8,254,000        $(12,170,000)
                                                                   ============        ============

Net current deferred tax asset (liabilities)                       $  1,611,000        $(15,967,000)
Net non-current deferred tax asset                                    6,643,000           3,797,000
                                                                   ------------        ------------
        Total net deferred tax asset (liabilities)                 $  8,254,000        $(12,170,000)
                                                                   ============        ============

         The valuation allowances for the fiscal years ended October 31, 2000, 1999, and 1998 were $931,000, $1,024,000 and $1,396,000, respectively. At
October 31, 2000, the Company had a net operating loss carryforward of $16,000,000 and $20,000,000, which is available to offset future federal and state/local taxable income, respectively. Of the federal amount, $3,998,000 is subject to annual limitation of $266,000 under Internal Revenue Code Section
382. The federal and state/local net operating loss carryforwards expire between fiscal years 2012 through 2020, and fiscal years 2012 through 2015, respectively. The Company's management believes that the utilization of certain net operating loss carryforward is not more likely than not to be realized, and therefore has maintained a valuation allowance of $931,000 at October 31, 2000.

         The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation of allowance, specifically based upon: (a) an existing work-in-progress backlog, (b) cost cutting efforts being implemented, including the commencement of a restructuring effect as a result of the completion of its first full scale strategic planning process, and (c) certain

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


tax planning strategies which the Company is considering which would result in accelerated taxable income allowing for further assurance of the realization of the deferred tax benefit.

         Cash payments attributable to income taxes for the years ended October 31, 2000, 1999, and 1998 were $166,000, $522,000, and $2,412,000, respectively.

         The Company has had disqualifying disposition transactions during the three years ended October 31, 2000. The tax benefit derived from disqualifying dispositions increased shareholders' equity by $13,000, $33,000, and $602,000 during the fiscal years ended October 31, 2000, 1999, and 1998, respectively.

10.      NOTES RECEIVABLE FROM OFFICER

         During October 1998, the Company's HSA subsidiary, a Delaware corporation, made two loans to Paul J. Kerz, an officer and director of HSA, who was also, at the time, the Company's Chairman and Chief Executive Officer. One loan, in the principal amount of $500,000, was secured by a pledge of 162,666 shares of the Company's common stock owned by Mr. Kerz, while the other loan, in the principal amount of $250,000, was unsecured. Both loans bore interest at the rate of 5.3125% per annum, payable semi-annually commencing April 30, 1999, and were due as to principal and all then accrued but unpaid interest on October 31, 2000. During October 1999, HSA (i) extended the due date of both loans to December 31, 2001 and (ii) increased the total principal amount of the unsecured loan to $1,000,000, of which a total of $400,000 was outstanding as of October 31, 1999. During November 1999, Mr. Kerz drew down the remaining $600,000 of the unsecured loan. In addition, the interest rate on the amended loans was increased to 5.9686% per annum. The amendments to the loans were unanimously approved by the Board of Directors of HSA and the Company as the sole stockholder of HSA, following the recommendation of the Compensation Committee of the Company's Board of Directors that the amendment to the loans was in the best interest of HSA and the Company, and the unanimous approval of the amendment to the loans by the independent members of the Company's Board of Directors. The loans were repaid in full from a portion of the compensation received by Mr. Kerz under the terms of a separation agreement as of October 2, 2000. Pursuant to the terms of separation, Mr. Kerz received separation compensation of $1.5 million and an additional payment of $150,000 in exchange for his non-compete through April 2006. In addition, the Company purchased 262,666 shares of his common stock at fair market value as reflected in the treasury stock classification on the balance sheet, will provide full salary continuation for two years, a consulting arrangement for $50,000 per year thereafter until April 2006, health insurance coverage for the related periods, and Mr. Kerz surrendered all of his unexercised stock options. The total charge of approximately $2.7 million related to this separation was included in restructuring charges for fiscal year 2000.

11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         Accounts payable and accrued expenses as of October 31, 2000 and 1999 consisted of the following:

                                       2000              1999
                                   -----------       -----------
Accounts payable                   $ 4,192,000       $ 5,922,000
Accrued compensation                 3,694,000         5,113,000
Accrued direct project costs         4,072,000         3,112,000
Accrued restructuring costs          1,165,000                --
Accrued other expenses               1,379,000         3,903,000
                                   -----------       -----------
                                   $14,502,000       $18,050,000
                                   ===========       ===========

12.      RESTRUCTURING

         In the fourth quarter of fiscal year 2000, having completed a full-scale strategic planning process, the Company began implementation of a restructuring plan and recorded a restructuring charge of $3,483,000. The amount accrued included the costs associated with changes in corporate and information systems management and specific reductions in staff (17 employees representing $3,041,000), including a charge related to a separation arrangement with the Company's co-founder and former Chief Executive Officer (see Note 10 of Notes to

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


consolidated financial statements, and the planned vacating of portions of office space in two cities ($442,000). Of the restructuring charges relating to occupancy costs, all $442,000 remains as a liability at October 31, 2000 and of the $3,041,000 restructuring charge relating to compensation, $1,329,000 is the remaining liability at October 31, 2000, of which $606,000 is recorded as a long-term liability.

13.      CREDIT FACILITY

         The facility is comprised of a $10 million committed revolver and a $20 million advised line of credit with a major money center bank. The facility expires on February 13, 2001. The interest rate and unused commitment fee on the revolver were LIBOR plus 87.5 basis points, and 37.5 basis points, respectively through October 31, 2000 and LIBOR plus 1.125 percent and 0.625 percent, respectively thereafter. The revolving facility contains, among other things, restrictions on additional borrowings, capital expenditures, leases, sales of assets, and payments of dividends and contains covenants that require the Company, among other things, to maintain minimum cash, asset, debt coverage, and consolidated tangible shareholders' equity, as defined in the agreement. The Company's financial institution waived the need for compliance with a fiscal year-end financial ratio after giving effect to the change in accounting principle and any outstanding amounts would be secured by the Company's marketable securities. As of October 31, 2000 and 1999, no amounts were outstanding under this or the predecessor credit facility.

         Cash interest payments including bank charges attributable to the aforementioned credit facility for the years ended October 31, 2000, 1999, and 1998 were $59,000, $105,000, and $102,000, respectively.

14.         COMMITMENTS

         (a) Lease commitments

         The Company leases office space and data processing equipment under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended October 31, 2000, 1999, and 1998, including escalations, was $7,943,000, $6,806,000, and $6,801,000, respectively. Sublease income was
$826,000, $1,401,000 and $751,000 for the years ended October 31, 2000, 1999, and 1998, respectively.


         Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending October 31 and thereafter are as follows:

                 Year                                     Payments               Sublease Payments
                 ----                                   -----------              -----------------
                 2001                                   $ 7,002,000                 $1,066,000
                 2002                                     6,405,000                  1,067,000
                 2003                                     5,051,000                  1,066,000
                 2004                                     4,604,000                  1,067,000
                 2005                                     3,914,000                  1,066,000
                 'Thereafter                             14,626,000                    178,000
                                                        -----------                 ----------
                 Total                                  $41,602,000                 $5,510,000
                                                        ===========                 ==========


         (b)  Retention Compensation

         The Company has made commitments to certain key employees to induce them to stay during the Company's restructuring which may result in a charge in fiscal year 2001 of up to $2.6 million, depending on the completion of divestitures.

         (c)  Employment Commitment

         The Company made a commitment, as a condition of employment, to provide for its new Chief Executive Officer to acquire approximately 7% of the Company's common shares directly from the Company. In January 2001, the Company's Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided the

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


financing for purchase of 550,000 shares of the Company's common stock in exchange for a full recourse loan for $721,875, bearing interest at the rate of 6.5% per annum, payable annually in two equal installments commencing January 9, 2002 and the Company granted such executive stock options to purchase 750,000 shares at $1.3125 per share under the Company's 1999 Long-Term Incentive Stock Plan.

15.      EQUITY

         On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. In fiscal year 2000, the Company repurchased a total of 262,666 shares of common stock for $550,000, or $2.09 per share. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,311,666 shares of common stock at an average price of $6.33 per share having an aggregate purchase price of $8,300,000.

         The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by the Company's Board of Directors.

16.      PROFIT SHARING AND 401(K) PLAN

         Effective October 31, 1997, the Company terminated its profit sharing plan, including the 401(k) plan. A replacement, but identical, 401(k) plan was established as of November 1, 1997. Having obtained approval by the Internal Revenue Service, an initial distribution of the assets of the terminated profit sharing plan was completed on December 18, 1998; the majority of the individual accounts were distributed in March 1999.

         At its discretion, the Company may make annual contributions to the 401(k) plan for the benefit of participating employees. For the years ended October 31, 2000, 1999, and 1998, 401(k) plan expense was $1,120,000,
$1,102,000, and $959,000, respectively.

17.      STOCK-BASED COMPENSATION PLANS

         At October 31, 2000, the Company had three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of SFAS 123 and applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. Had compensation costs for the Company's three stock-based compensation plans been determined consistent with the fair value method prescribed by SFAS 123, the Company's net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:


(In Thousands, Except Per Common Share Amounts)                    2000          1999          1998
---------------------------------------------------------------------------------------------------
Net income (loss)                            As reported       $(25,426)       $7,483        $6,088
                                             Pro forma          (27,759)        6,325         2,189

Net income (loss) per basic share            As reported          (1.46)         0.43          0.35
                                             Pro forma            (1.59)         0.36          0.13

Net income (loss) per diluted share          As reported          (1.46)         0.43          0.34
                                             Pro forma          $ (1.59)        $0.36         $0.12
---------------------------------------------------------------------------------------------------

         The effect noted above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of the stock options granted in 2000, 1999, and 1998 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 271.3%, 58.3%, and 48.9%; a risk-free interest rate of 6.1%, 4.7%, and 5.7%; and expected lives of 3.70, 4.76, and
4.91 years, respectively.

         The Company's 1999 Long-Term Incentive Stock Plan (the "Plan"), which replaced the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan terminated in May 1999, was approved by its shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain highly competent individuals to serve as Board of Directors, officers and other key employees and
(ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company's common stock at an exercise price no less than 100% of the estimated fair market value of the Company's common stock; (b) stock appreciation rights ("SAR") representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company's common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through October 2010. As of October 31, 2000, no SAR's or stock purchase awards had been granted. The Plan authorizes the issuance of up to 4,751,356 shares of common stock. The Plan expires in January 2009.

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

         Presented below is a summary of the stock option plans for the years ended October 31, 2000, 1999, and 1998:

                                                          2000                       1999                     1998
                                       ---------------------------------------------------------------------------
                                                      Weighted                   Weighted                 Weighted
                                                       average                    average                  average
                                                      exercise                   exercise                 exercise
                                         Shares          price     Shares           Price    Shares          price
                                       ---------       -------    ---------      --------  ---------      --------
Outstanding at beginning of year       3,335,928       $ 6.85     1,801,098       $ 7.50   1,925,856       $ 7.82
Granted                                  536,000         4.79     1,965,250         6.16     541,504         6.57
Exercised                                (67,090)        4.59       (41,247)        5.09    (440,316)        6.17
Cancelled                               (935,716)        8.22      (389,173)        6.58    (225,946)       10.63
                                       ---------       ------     ---------       ------   ---------       ------
Outstanding at end of year             2,869,122       $ 6.06     3,335,928       $ 6.85   1,801,098       $ 7.50
                                       =========       ======     =========       ======   =========       ======
Weighted average
Grant-date fair value of options
   Granted (Black-Scholes)                             $ 4.74                     $ 2.30                   $ 3.17
                                                       ======                     ======                   ======

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes information for stock options outstanding at October 31, 2000:

                                         Total outstanding options                Outstanding exercisable options
-----------------------------------------------------------------------------------------------------------------
                                                   Weighted        Weighted                          Weighted
                                   Number           average         average                           average
             Range of         outstanding         remaining        exercise               Number     exercise
      exercise prices      as of 10/31/00  contractual life           price          exercisable        price
-----------------------------------------------------------------------------------------------------------------
       $ 1.30 -  4.70             683,542              8.57          $ 4.47              264,642       $ 4.42
         4.76 -  6.32             837,986              7.04            5.97              648,975         6.05
         6.44 -  6.44           1,195,184              8.04            6.44              216,899         6.44
         6.67 - 23.00             152,268              5.47           10.59              116,393        11.01
        70.51 - 70.51                 142              5.25           70.51                  114        70.51
-----------------------------------------------------------------------------------------------------------------
       $1.30 - $70.51           2,869,122              7.73          $ 6.06            1,247,023       $ 6.24
=================================================================================================================

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

         On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the "ESPP"), which was subsequently approved by shareholders at the Annual Meeting of Shareholders held on February 28, 1994. The Company has reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP, which is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. The ESPP provides that all full-time employees of the Company and its subsidiaries may elect to participate in the ESPP without regard to length of service if their customary employment is a minimum of 20 hours per week. For the years ended October 31, 2000, 1999, and 1998, the Company had sold 46,095, 77,123, and 118,398 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $135,000, $338,000, and $515,000, respectively, which activity is reflected in the accompanying consolidated financial statements. The weighted-average fair value of those purchase rights granted in 2000, 1999, and 1998, respectively, based on the Black-Scholes model was $2.83, $2.35, and $3.52 respectively.

18.      SEGMENT AND GEOGRAPHICAL INFORMATION

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

         (a)      Segment Information

         The Company measures the performance of its operating segments through "Operating Income" as defined in the accompanying consolidated statements of operations (1999 and 1998 reflect the previously noted historic accounting policy related to revenue recognition, pre-dating the SEC release of SAB 101).

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          TOTAL       Provider     Payor
                                         REVENUE      Revenue     Revenue        TOTAL      Decision     Payor
                             TOTAL       SERVICES     Services    Services      SOFTWARE    Support     Systems
($ In Thousands)              HMS        DIVISION      Group       Group        DIVISION     Group       Group
----------------------------------------------------------------------------------------------------------------
2000
Revenue                       $98,087     $64,849       $44,736    $20,113        $33,238    $21,781    $11,457
Operating income (loss)        (7,182)     (9,350)       (4,203)    (5,147)         2,168      2,438       (270)
Total assets                   85,333      40,997        26,996     14,001         44,336     24,790     19,546
Depreciation and
Amortization                    6,086       2,338         1,852        486          3,748      2,350      1,398
Capital expenditures and
Software capitalization         7,234       4,146         2,508      1,638          3,088      2,005      1,083
----------------------------------------------------------------------------------------------------------------
1999
Revenue                       114,055      67,950        41,536     26,414         46,105     22,542     23,563
Operating income (loss)        10,297       2,150        (2,988)     5,138          8,147      4,328      3,819
Total assets                  130,921      84,948        41,850     43,098         45,973     25,846     20,127
Depreciation and
Amortization                    4,595       2,263         1,611        652          2,332      1,408        924
Capital expenditures and
Software capitalization         6,827       2,177         1,562        615          4,650      3,165      1,485
----------------------------------------------------------------------------------------------------------------
1998
Revenue                       105,252      57,238        34,987     22,251         48,014     25,499     22,515
Operating income (loss)         7,660       1,481        (1,620)     3,101          6,179      4,645      1,534
Total assets                  117,802      77,515        40,448     37,067         40,287     22,516     17,771
Depreciation and
Amortization                    5,484       2,343         1,559        786          3,141      1,285      1,856
Capital expenditures and
Software capitalization        $4,401        $687          $420       $267         $3,714     $2,941       $773
----------------------------------------------------------------------------------------------------------------

         Corporate assets, including cash, prepaid expenses, property and equipment and goodwill that are not specifically identified by segment have been allocated to identified segments based upon actual usage, occupancy, percentage of each segment's revenue to the consolidated revenue or other correlations with operating metrics. Fiscal 1999 and 1998 amounts include reclassifications to conform to the Company's refined current methodology.

         (b)      Geographic Information

         The Company operates within the continental United States. The Company also has a limited number of overseas clients. Substantially all identifiable assets of the Company are located and safeguarded throughout the continental United States.

         (c)      Major Customers

         No single client of the Company accounted for 10% or more of the Company's total revenue in fiscal year 2000. The Company's largest client is HCA-The Healthcare Company ("HCA"), a customer of the Decision Support Group. This client accounted for 7%, 9%, and 10% of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. The Company provides its services to HCA primarily pursuant to annual work order agreements. There is no assurance that any of these agreements will be renewed.

         (d)      Concentration of Revenue

         The clients constituting the Company's ten largest clients change periodically. The concentration of revenue in such accounts has decreased; accounting for approximately 45%, 48%, and 50% of the Company's

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


revenue in fiscal years 2000, 1999, and 1998, respectively. In many instances, including governmental clients, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements periodically expire between fiscal year 2001 and 2004. There is no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

19.      LEGAL

         The settlement of the following litigation became final in August 2000. In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to the settlement understanding, without admitting any wrongdoing, certain of the defendants agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which was to be paid by the Company's insurance carriers. For the fiscal year ended October 31, 1999, the Company has recorded a charge of $845,000 related to this settlement. As noted, on August 14, 2000, the Court signed an Order and Final Judgment approving the settlement.

         On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL. The complaint alleges that, as a result of these breaches of duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11-bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs have moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company has opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was briefed in December 1998. Oral argument on the motions was heard by the Court on April 22, 1999 and the motions are now sub judice. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

         In May 2000, the Company commenced an action in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"), for summary judgment in lieu of complaint against The Institutes for Health & Human Services, Inc. ("IHHS") seeking judgment in the amount of $270,000 on an unpaid promissory

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


note. In July 2000, the Court granted the Company judgment in that amount (together with interest and attorneys' fees assessed at an inquest in January 2001 in the amount of $27,000), but stayed enforcement of the judgment pending assertion and resolution of claims IHHS represented it had against the Company. Later in July, IHHS asserted such claims against the Company in an action filed in New York Supreme Court. The complaint alleged that the Company fraudulently withheld information from IHHS to induce it to enter into various specified contracts with the Company, and that the Company breached various contractual obligations to IHHS. The complaint sought an aggregate of $9,100,000 in compensatory damages, and punitive damages in an unspecified amount. The action came on for trial in January, 2001, at which time the Court directed entry for judgement, dismissing the case, and awarding the Company damages on its counterclaims in an amount to be assessed at an inquest.

         On September 13, 2000, the Company was served with a complaint in a lawsuit commenced by Davis & Associates, Inc. ("D&A") in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that the Company breached contractual obligations to D&A, wrongfully induced D&A to enter into various contracts with the Company, and wrongfully interfered with D&A's ability to perform under several contracts and pursue unspecified business opportunities. D&A seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The Company believes D&A's claims to be without merit, intends to contest them vigorously and has moved for summary judgment dismissing the case. Management believes that a loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

         Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The table below summarizes the Company's unaudited quarterly operating results for its last two fiscal years. Fiscal year 1999 reflects the previously noted historical accounting policy related to revenue recognition, pre-dating the SEC release of SAB 101, as reported in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K relating to fiscal year 1999. Fiscal year 2000 reflects the restated first three quarters in accordance with the early adoption of SAB 101 implemented in the Company's fourth quarter, as described in Note 5 of consolidated financial statements.


                                                                  First       Second        Third        Fourth
($ In Thousands, Except Per Common Share Amounts)               Quarter      Quarter      Quarter       Quarter
----------------------------------------------------------------------------------------------------------------
2000:
Revenue                                                        $ 24,523     $ 24,314     $ 21,858       $27,392
Operating loss                                                   (1,335)      (2,552)      (1,477)       (1,818)(a)
Net loss                                                        (22,556)      (1,335)        (675)         (860)(a)
Basic and diluted loss per share                               $  (1.29)    $  (0.08)    $  (0.04)      $ (0.05)(a)
----------------------------------------------------------------------------------------------------------------
1999:
Revenue                                                        $ 27,369     $  8,857     $ 27,655       $ 30,174
Operating income                                                  2,415        2,831        2,844          2,207
Net income                                                        1,606        1,803        2,068          2,006
Basic and diluted earnings per share                           $   0.09     $   0.10     $   0.12       $   0.12
----------------------------------------------------------------------------------------------------------------

(a) Includes restructuring costs of $3,483,000 as described in Note 12 to the consolidated financial statements

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The table below reflects the effect of the change in accounting principle on each of the previous unaudited Quarterly Reports of Form 10-Q.


                                                                       First      Second      Third     Fourth
($ In Thousands, Except Per Common Share Amounts)                     Quarter     Quarter    Quarter    Quarter
----------------------------------------------------------------------------------------------------------------
Net income (loss) under historical accounting principle                  $299        $709       $497     ($4,463)(a)
Effect of change in accounting principle                                 (890)     (2,044)    (1,172)      3,603
Cumulative effect of change in accounting principle, net of tax       (21,965)         --         --          --
                                                                     --------------------------------------------
Net loss after effect of change in accounting principle              ($22,556)    ($1,335)     ($675)      ($860)(a)
-----------------------------------------------------------------------------------------------------------------
Basic and Diluted Earnings Per Share:
Earnings (loss) per share, under historical accounting principle        $0.02       $0.04      $0.03      ($0.26)(a)
Effect of change in accounting principle                                (0.05)      (0.12)     (0.07)       0.21
Cumulative effect of change in accounting principle, net of tax         (1.26)         --         --          --
                                                                  -----------------------------------------------
Loss per share after effect of change in accounting principle          ($1.29)     ($0.08)    ($0.04)     ($0.05)(a)
-----------------------------------------------------------------------------------------------------------------

(a) Including restructuring costs of $3,483,000 as described in Note 12 to the consolidated financial statements

21.      SUBSEQUENT EVENT

         Effective January 1, 2001, the Company sold its EDI business, consisting of substantially all of the assets of the Company's QMA subsidiary and certain of the assets of its HRM subsidiary, to Medi, Inc. ("Medi"), a privately held entity. The purchase price of $2.8 million was comprised of a cash down payment of $450,000, a one-year secured promissory note in the principal amount of $275,000 and $2.1 million of service credits, which the Company will offset against subcontracted services to be rendered to it by Medi. The Company's EDI business generated a net loss of approximately $200,000 on $4.0 million in revenue for fiscal year 2000 and total assets at October 31, 2000 were approximately $2.5 million.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


           Allowance for doubtful accounts:

           Balance, October 31, 1997                                  $   1,428,000
                    Provision                                               838,000
                    Recoveries                                                   --
                    Charge-offs                                            (413,000)
                                                                      -------------
           Balance, October 31, 1998                                      1,853,000
                    Provision                                               690,000
                    Recoveries                                                   --
                    Charge-offs                                            (720,000)
                                                                      -------------
           Balance, October 31, 1999                                      1,823,000
                    Provision                                               397,000
                    Recoveries                                                   --
                    Charge-offs                                            (372,000)
                                                                      -------------
           Balance, October 31, 2000                                  $   1,848,000
                                                                      -------------

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

  2.2             Agreement and Plan of Merger, dated as of April 29, 1996 among
                  Health Management Systems, Inc., CDR Acquisition Corp., CDR
                  Associates, Inc., and all the shareholders of CDR Associates, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 1996)

  2.2(i) First Amendment to Agreement and Plan of Merger, dated as of April 29, 1996, among Health Management Systems, Inc., CDR
                  Acquisition Corp., CDR Associates, Inc., and all the shareholders of CDR Associates, Inc. (Incorporated by reference to Exhibit 2.2(i) to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 (the "1996 Form
                  10-K"))

  2.3 Agreement and Plan of Merger, dated as of September 3, 1996, by and among Health Management Systems, Inc., QSM Acquisition
                  Corporation and Quality Standards in Medicine, Inc.
                  (Incorporated by reference to Exhibit 2.1 to the Company's
                  Registration Statement on Form S-4, File No. 333-13513 (the
                  "S-4"))

  2.3(i) Amendment to Agreement and Plan of Merger, dated as of November 20, 1996, by and among Health Management Systems,
                  Inc., QSM Acquisition Corporation, and Quality Standards in
                  Medicine, Inc. (Incorporated by reference to Exhibit 10.1 to
                  Post-Effective Amendment No. 1 to the S-4)

  2.4 Agreement and Plan of Merger, dated as of March 18, 1997, by and among Health Management Systems, Inc., HISCo Acquisition
                  Corp., Health Information Systems Corporation and HSA Managed
                  Care Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (the "April 1997 Form 10-Q"))

  2.5 Asset Purchase Agreement, dated as of March 10, 1997, by and among GHS, Inc., Global Health Systems, Inc. GHS Management
                  Services, Inc., Health Management Systems, Inc. and Global
                  Health Acquisition Inc. (Incorporated by reference to Exhibit
                  2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 (the "July 1997 Form 10-Q"))

  2.5(i)          Assignment and Assumption Agreement, dated as of July 15,
                  1997, between Global Health Acquisition Corp. and HSA Managed
                  Care Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the July 1997 Form 10-Q)

  2.6 Asset Purchase Agreement, dated as of June 30, 1999, by and among ARC Ventures, LLC, and Health Receivables Management,
                  LLC and Health Management Systems, Inc., and Quality Standards
                  In Medicine, Inc. (Incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (the "July 1999 Form 10-Q"))

 *2.7 Asset Purchase Agreement, dated as of January 1, 2001, by and among Medi, Inc. and Health Management Systems, Inc., Quality
                  Medi-Cal Adjudication Incorporated and Health Receivables
                  Management, Inc.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT
NUMBER

  3.1             Amended and Restated Certificate of Incorporation of Health
                  Management Systems, Inc. (Incorporated by reference to Exhibit
                  3.1 to Amendment No. 1 (Amendment No. 1) to the Company's
                  Registration Statement on Form S-1, File No. 33-4644 (the
                  Registration Statement) and Exhibit 3(i) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended January
                  31, 1996 (the "January 1996 Form 10-Q"))

  3.2 By-Laws of Health Management Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1)

 10.1             Amendment, dated as of September 1, 1995, to Master Software
                  License, dated June 29, 1992, by and between Health Care microsystems, Inc. and Columbia/HCA. (Incorporated by reference to Exhibit 10.2(ii) to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 (the "1997
                  Form 10-K"))

 10.2(i)          Health Management Systems, Inc. Stock Option and Restricted
                  Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registration Statement, to Exhibit 10.3 to
                  Amendment No. 2 (Amendment No. 2) to the Registration
                  Statement, Exhibit 10.1 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended January 31, 1994 (the "January
                  1994 Form 10-Q") and Exhibit 10 to the January 1996 Form 10-Q)

 10.2(ii)         Amendment No. 6, dated as of December 2, 1997, to the Health
                  Management Systems, Inc., Stock Option and Restricted Stock
                  Purchase Plan. (Incorporated by reference to Exhibit 10.3(iii) to the 1997 Form 10-K)

 10.2(iii)        Health Management Systems, Inc. Employee Stock Purchase Plan,
                  as amended (Incorporated by reference to Exhibit 10.2 to the
                  January 1994 Form 10-Q and to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended January
                  31, 1995 (the "January 1995 Form 10-Q"))

 10.2(iv)         Health Management Systems, Inc. 1995 Non-Employee Director
                  Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

 10.2(v)          Health Management Systems, Inc. Profit Sharing Plan
                  (Incorporated by reference to Exhibit 10.3(iv) to the Company's Annual Report on Form 10-K for the year ended
                  October 31, 1995 (the "1995 Form 10-K"))

 10.2(vi) Health Management Systems, Inc. Profit Sharing Plan, as amended (Incorporated by reference to Exhibit 10.3(vi) to the 1995 Form 10-K)

 10.2(vii)        Health Management Systems, Inc. 1999 Long-Term Incentive Stock
                  Plan (Incorporated by reference to Exhibit 4 to the Company's
                  Registration Statement on Form S-8, File No. 333-77121)

 10.3(i)          Credit Agreement and Guaranty Among Health Management Systems,
                  Inc., as Borrower, Accelerated Claims Processing, Inc.,
                  Quality Medi-Cal Adjudication, Incorporated, Health Care microsystems, Inc., and CDR Associates, Inc., as Guarantors, and The Chase Manhattan Bank, as Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the "July 1996
                  Form 10-Q"))

 10.3(ii) First Amendment to Credit Agreement and Waiver (Incorporated by reference to Exhibit 10.1(i) to the July 1996 Form 10-Q)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT
NUMBER

 10.3(iii)        Guaranty Agreement, dated as of April 16, 1997, between Health
                  Management Systems, Inc. and The Chase Manhattan Bank
                  (Incorporated by reference to Exhibit 10.1 to the April 1997
                  Form 10-Q)

 10.3(iv)         Second Amendment to Credit Agreement and Guaranty, dated as of
                  April 16, 1997, among Health Management Systems, Inc.,
                  Accelerated Claims Processing, Inc., Quality Medical
                  Adjudication, Incorporated, Health Care microsystems, Inc.,
                  CDR Associates, Inc., and The Chase Manhattan Bank
                  (Incorporated by reference to Exhibit 10.1 to the July 1997
                  Form 10-Q)

 10.3(v)          Third Amendment to Credit Agreement and Guaranty, dated as of
                  June 30, 1997, among Health Management Systems, Inc.,
                  Accelerated Claims Processing, Inc., Quality Medical
                  Adjudication, Incorporated, Health Care Microsystems, Inc.,
                  CDR Associate, Inc., HSA Managed Care Systems, Inc., Quality
                  Standards in Medicine, Inc. and The Chase Manhattan Bank
                  (Incorporated by reference to Exhibit 10.1 to the July 1997
                  Form 10-Q)

 10.3(vi)         Fourth Amendment To Credit Agreement And Guaranty, dated as of
                  July 15, 1999 among Health Management Systems, Inc.,
                  Accelerated Claims Processing, Inc., Quality Medi-Cal
                  Adjudication, Incorporated, Health Care Microsystems, Inc.,
                  CDR Associates Inc., HSA Managed Care Systems, Inc., Quality
                  Standards In Medicine, Inc. and The Chase Manhattan Bank
                  (Incorporated by reference to Exhibit 2 to the July 1999 Form
                  10-Q)

 10.3(vii)        Fifth Amendment To Credit Agreement And Guaranty, dated as of
                  September 30, 1999, among Health Management Systems, Inc.,
                  Accelerated Claims Processing, Inc., Quality Medi-Cal
                  Adjudication, Incorporated, Health Care Microsystems, Inc.,
                  CDR Associates Inc., HSA Managed Care Systems, Inc., Health
                  Receivables Management, Inc. and The Chase Manhattan Bank
                  (Incorporated by reference to Exhibit 10.4(vii) to the
                  Company's Annual Report on Form 10-K for the year ended
                  October 31, 1999)

 10.3(viii)       Sixth Amendment to Credit Agreement and Guaranty, dated as of
                  December 30, 1999, among Health Management Systems, Inc.,
                  Accelerated Claims Processing, Inc., Quality Medi-Cal
                  Adjudication, Incorporated, Health Care Microsystems, Inc.,
                  CDR Associates Inc., HSA Managed Care Systems, Inc., Health
                  Receivables Management, Inc. and The Chase Manhattan Bank )
                  Incorporated by reference to Exhibit 10.4(viii) to the 1999
                  Form 10-K)

 10.4 Credit Agreement and Guaranty, dated as of February 15, 2000, among Health Management Systems, Inc. as Borrower, Accelerated
                  Claims Processing, Inc., Quality Medi-Cal Adjudication,
                  Incorporated, Health Care microsystems, Inc., CDR Associates,
                  Inc., HSA Managed Care Systems, Inc., Health Receivables
                  Management, Inc. as Guarantors, and The Chase Manhattan Bank, as Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  January 31, 2000 (the "January 2000 Form 10-Q"))

 10.4(i)          Advised line of credit (Incorporated by reference to Exhibit
                  10.2 to the January 2000 Form 10-Q)

 10.4(ii) Amendment No. 1 to the Credit Agreement and Guaranty, dated as of February 15, 2000, among Health Management Systems, Inc., as Borrower, Accelerated Claims Processing, Inc., Quality
                  Medi-Cal Adjudication, Incorporated, Health Care Microsystems,
                  Inc., CDR Associates, Inc., HSA Managed Care Systems, Inc.,
                  Health Receivables Management, Inc. as Guarantors, and The
                  Chase Manhattan Bank as Bank (Incorporated by reference to
                  Exhibit 10.3 to Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT
NUMBER

*10.4(iii)        Amendment No. 2 to the Credit Agreement and Guaranty, dated as of January 12, 2001, among Health Management Systems, Inc., as
                  Borrower, Accelerated Claims Processing, Inc., Quality
                  Medi-Cal Adjudication, Incorporated, Health Care Microsystems,
                  Inc., CDR Associates, Inc., HSA Managed Care Systems, Inc.,
                  Health Receivables Management, Inc. as Guarantors, and The
                  Chase Manhattan Bank as Bank

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

 10.5(iii)        Fifth Amendment, dated May 30, 2000 to the lease for the
                  entire eighth, ninth, and tenth floors and part of the
                  eleventh and twelfth floor between 401 Park Avenue South
                  Associates, LLC and Health Management Systems, Inc.
                  (Incorporated by reference to Exhibit 10.1 to Company's
                  Quarterly Report on Form 10-Q for the quarter ended July 31,
                  2000 (the July 2000 Form 10-Q"))

 10.5(iv) Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)

 10.5(v) Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South
                  Associates, LLC and Health Management Systems, Inc.
                  (Incorporated by reference to Exhibit 10.3 to the July 2000
                  Form 10-Q)

 10.5(vi) Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South
                  Associates, LLC and Health Management Systems, Inc.
                  (Incorporated by reference to Exhibit 10.4 to the July 2000
                  Form 10-Q)

 10.5(vii)        Sixth Amendment, dated May 30, 2000 to the lease for a portion of the twelfth floor between 401 Park Avenue South Associates,
                  LLC and Health Management Systems, Inc. (Incorporated by
                  reference to Exhibit 10.5 to the July 2000 Form 10-Q)

 10.5(viii)       Seventh Amendment, dated May 1, 2000 to the lease for a
                  portion of the twelfth floor between 401 Park Avenue South
                  Associates, LLC and Health Management Systems, Inc.
                  (Incorporated by reference to Exhibit 10.6 to the July 2000
                  Form 10-Q)

 10.5(ix) Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South
                  Associates, LLC and Health Management Systems, Inc.
                  (Incorporated by reference to Exhibit 10.7 to the July 2000
                  Form 10-Q)

 10.5(x) Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South
                  Associates, LLC and Health Management Systems, Inc.
                  (Incorporated by reference to Exhibit 10.8 to the July 2000
                  Form 10-Q)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT
NUMBER

 10.6             Lease, dated September 1996, by and between Pacific Corporate
                  Towers LLC, Health Management Systems, Inc., and Health Care microsystems, Inc. (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K)

 10.7 Agreement and Release of Claims dated as of October 29, 1996, by and among HHL Financial Services, Inc., Health Management
                  Systems, Inc., and the First National Bank of Chicago
                  (Incorporated by reference to Exhibit 10.12 to the 1996 Form
                  10-K)

 10.8             Sublease Agreement, dated December 23, 1997, between Health
                  Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the
                  "January 1998 Form 10-Q"))

 10.9             Consent to Sublease, dated December 23, 1997, by 387 P.A.S.
                  Enterprises to the subletting by Health Management Systems, Inc. to Shandwick USA, Inc. (Incorporated by reference to
                  Exhibit 10.2 to the January 1998 Form 10-Q)

 10.10 Promissory note, dated as of October 15, 1998, in the principal amount of $500,000 between Paul J. Kerz and HSA
                  Managed Care Systems, Inc. (Incorporated by reference to
                  Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (the "1998 Form 10-K")

 10.11 Promissory note, dated as of October 15, 1998, in the principal amount of $250,000 between Paul J. Kerz and HSA
                  Managed Care Systems, Inc. (Incorporated by reference to
                  Exhibit 10.17 to the 1998 Form 10-K)

 10.12            Security Agreement, dated as of October 15, 1998, between Paul
                  J. Kerz and HSA Managed Care Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the 1998 Form 10-K)

 10.13            Amended and restated promissory note, dated as of October
                  1999, in the principal amount of $500,000 between Paul J. Kerz and HSA Managed Care Systems, Inc. (Incorporated by reference to Exhibit 10.16 to the 1999 Form 10-K)

 10.14            Amended and restated promissory note, dated as of October
                  1999, in the principal amount of $1,000,000 between Paul J.
                  Kerz and HSA Managed Care Systems, Inc. (Incorporated by reference to Exhibit 10.17 to the 1999 Form 10-K)

*10.15 Separation Agreement and Release, dated as of October 2, 2000, between Health Management Systems, Inc. and Paul J. Kerz

*10.16            Employment Letter, dated January 29,1999, between Health
                  Management Systems, Inc. and Alan Bendes

*10.17(i)         Employment Agreement, dated as of October 2, 2000, between
                  Health Management Systems, Inc. and William F. Miller III

*10.17(ii)        Restricted Stock Purchase Agreement for 550,000 Common Shares
                  dated January 10, 2001, between Health Management Systems,
                  Inc. and William F. Miller III

*10.17(iii)       Pledge Agreement, dated January 10, 2001, between Accelerated
                  Claims Processing, Inc. and William F. Miller III

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT
NUMBER

*10.17(iv)        Promissory note, dated January 10, 2001, in the principal
                  amount of $721,875 between William F. Miller III and
                  Accelerated Claims Processing, Inc.

*11               Computation of Earnings per Share

*21               List of subsidiaries of Health Management Systems, Inc.

*23               Consent of KPMG LLP, independent certified public accountants


*   Filed herewith