Form 10-Q
period 2001-01-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2001-03-19
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001


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

           Class                                 Outstanding at March 5, 2001
Common Stock, $.01 Par Value                          17,832,431 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2001


PART I         FINANCIAL INFORMATION                                                            Page No.
Item 1         Interim Financial Statements
                    Condensed Consolidated Balance Sheets as of January 31, 2001                   1
                    (unaudited) and October 31, 2000
                    Condensed Consolidated Statements of Operations (unaudited) for the            2
                    three month periods ended January 31, 2001 and January 31, 2000
                    Consolidated Statements of Comprehensive Income (Loss) (unaudited) for         3
                    the three month periods ended January 31, 2001 and January 31, 2000
                    Consolidated Statement of Shareholders' Equity (unaudited) for the             4
                    three month period ended January 31, 2001
                    Condensed Consolidated Statements of Cash Flows (unaudited) for the            5
                    three month periods ended January 31, 2001 and January 31, 2000
                    Notes to Consolidated Financial Statements (unaudited)                         6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of          10
               Operations

Item 3         Quantitative and Qualitative Disclosures About Market Risks                         13

PART II        OTHER INFORMATION                                                                   13

SIGNATURES                                                                                         14

EXHIBIT INDEX                                                                                      15

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                                                 January 31,    October 31,
                                                                                                       2001           2000
                                                                                                  ----------     ----------
                                     Assets                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                                                      $ 10,140       $ 10,573
    Short-term investments                                                                            6,977          6,167
    Accounts receivable, net                                                                         23,703         24,261
    Income tax receivable                                                                                --            829
    Prepaid expenses and other current assets                                                         7,243          6,921
                                                                                                   --------       --------
        Total current assets                                                                         48,063         48,751

Property and equipment, net                                                                           6,264          7,216
Capitalized software costs, net                                                                       9,658          9,922
Goodwill, net                                                                                        11,890         12,055
Deferred income taxes, net                                                                            6,549          6,643
Other assets                                                                                          2,483            746
                                                                                                   --------       --------
            Total assets                                                                           $ 84,907       $ 85,333
                                                                                                   ========       ========


                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                          $ 13,461       $ 14,502
    Deferred revenue                                                                                  4,124          3,687
                                                                                                   --------       --------
        Total current liabilities                                                                    17,585         18,189

Other  liabilities                                                                                    1,487          1,546
                                                                                                   --------       --------
        Total liabilities                                                                            19,072         19,735
                                                                                                   --------       --------

Commitments and contingencies

Shareholders' equity:
    Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                                   --             --
    Common stock - $.01 par value; 45,000,000 shares authorized;
       19,144,097 shares issued and 17,832,431 shares outstanding at January 31, 2001;
       18,563,922 shares issued and 17,252,256 shares outstanding at October 31, 2000                   191            186
    Capital in excess of par value                                                                   72,912         72,170
    Retained earnings                                                                                 1,802          1,652
    Accumulated other comprehensive income (loss)                                                       (48)          (110)
                                                                                                   --------       --------
                                                                                                     74,857         73,898
    Less: Treasury stock, at cost (1,311,666 shares at January 31, 2001 and October 31, 2000)        (8,300)        (8,300)
          Note receivable from shareholder                                                             (722)            --
                                                                                                   --------       --------
        Total shareholders' equity                                                                   65,835         65,598
                                                                                                   --------       --------
            Total liabilities and shareholders' equity                                             $ 84,907       $ 85,333
                                                                                                   ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (unaudited)


                                                                                                          Three months ended
                                                                                                             January 31,
                                                                                                           2001          2000
                                                                                                       --------      --------
Revenue                                                                                                $ 22,879      $ 24,523
                                                                                                       --------      --------

Cost of services:
    Compensation                                                                                         13,271        14,752
    Data processing                                                                                       2,176         2,408
    Occupancy                                                                                             2,564         2,601
    Direct project costs                                                                                  2,580         3,337
    Other                                                                                                 2,008         2,533
                                                                                                       --------      --------
                                                                                                         22,599        25,631
                                                                                                       --------      --------

        Operating margin (loss) before amortization of intangibles                                          280        (1,108)

Amortization of intangibles                                                                                 225           227
                                                                                                       --------      --------

        Operating income (loss)                                                                              55        (1,335)

Net interest and net other income                                                                           199           325
                                                                                                       --------      --------

        Income (loss) before income taxes and cumulative effect of change in accounting principle           254        (1,010)

Income tax expense (benefit)                                                                                104          (419)
                                                                                                       --------      --------

        Income (loss) before cumulative effect of change in accounting principle                            150          (591)

Cumulative effect of change in accounting principle, net of tax benefit ("cumulative effect")                --        21,965
                                                                                                       --------      --------

        Net income (loss)                                                                              $    150      $(22,556)
                                                                                                       ========      ========


Earnings per share data:
    Basic:
          Basic earnings (loss) per share before cumulative effect                                     $   0.01      $  (0.03)
          Basic earnings (loss) per share on cumulative effect                                               --         (1.26)
                                                                                                       --------      --------
          Basic earnings (loss) per share after cumulative effect                                      $   0.01      $  (1.29)
                                                                                                       ========      ========
          Weighted average common shares outstanding                                                     17,394        17,422
                                                                                                       ========      ========

     Diluted:
          Diluted earnings (loss) per share before cumulative effect                                   $   0.01      $  (0.03)
          Diluted earnings (loss) per share on cumulative effect                                             --         (1.26)
                                                                                                       --------      --------
          Diluted earnings (loss) per share after cumulative effect                                    $   0.01      $  (1.29)
                                                                                                       ========      ========
         Weighted average common shares and common share equivalents                                     17,523        17,422
                                                                                                       ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ In Thousands)
                                   (unaudited)


                                                                          Three months ended
                                                                              January 31,
                                                                             2001          2000
                                                                         --------      --------
Net income (loss)                                                        $    150      $(22,556)

Other comprehensive income, net of tax:
    Change in net unrealized appreciation on short-term investments            62             7
                                                                         --------      --------

Comprehensive income (loss)                                              $    212      $(22,549)
                                                                         ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)
                                   (unaudited)

                                                                                          Accum-
                                                                                          ulated                Note
                                                                                          Other                 Receiv-
                                                                                          Compre-               able         Total
                                                 Common Stock      Capital In             hensive               From         Share
                                              # of Shares    Par   Excess Of   Retained   Income    Treasury    Share-      holders'
                                              Outstanding   Value  Par Value   Earnings   (loss)     Stock      holder      Equity
                                              -----------   -----  ---------   --------   ------    --------    ------      -------
Balance at October 31, 2000                   17,252,256     $186    $72,170     $1,652    ($110)    ($8,300)    $  --     $ 65,598

     Net income                                       --       --         --        150       --          --        --          150

     Common stock issued                         550,000        5        717         --       --          --        --          722

     Note receivable - shareholder                    --       --         --         --       --          --      (722)        (722)

     Employee stock purchase plan activity        30,175       --         25         --       --          --        --           25

     Change in net unrealized appreciation
       on short-term investments                      --       --         --         --       62          --        --           62
                                              ----------     ----    -------     ------    -----     -------     -----     --------
Balance at January 31, 2001                   17,832,431     $191    $72,912     $1,802    ($ 48)    ($8,300)    ($722)    $ 65,835
                                              ==========     ====    =======     ======    =====     =======     =====     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)
                                   (unaudited)


                                                                       Three months ended
                                                                           January 31,
                                                                           -----------
                                                                          2001         2000
                                                                      --------     --------
Net cash provided by (used in) operating activities                   $  1,487     $ (2,208)
                                                                      --------     --------

Investing activities:
     Capital asset expenditures                                           (251)        (366)
     Software capitalization, net of cash received                      (1,396)        (915)
     Proceeds from sale of EDI operations' assets                          450           --
     Increase in note receivable from officer                               --         (620)
     Net proceeds from sales (purchases) of short-term investments        (748)         781
                                                                      --------     --------
         Net cash used in investing activities                          (1,945)      (1,120)
                                                                      --------     --------

Financing activities:
     Proceeds from issuance of common stock                                 25           42
     Proceeds from exercise of stock options                                --          275
                                                                      --------     --------
         Net cash provided by financing activities                          25          317
                                                                      --------     --------

              Net decrease in cash and cash equivalents                   (433)      (3,011)
Cash and cash equivalents at beginning of period                        10,573       16,310
                                                                      --------     --------
Cash and cash equivalents at end of period                            $ 10,140     $ 13,299
                                                                      ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

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

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission.

2.   Reclassifications

     Certain reclassifications were made to prior year amounts to conform to the current presentation.

3.   Divestiture

     Effective January 1, 2001, the Company sold its EDI business, consisting of substantially all of the assets of the Company's Quality Medi-Cal Adjudication, Incorporated ("QMA") subsidiary and certain of the assets of its Health Receivables Management, Inc. ("HRM") subsidiary, to Medi, Inc. ("Medi"), a privately held entity. Pursuant to the post closing adjustment provisions of the agreement, the service credit portion of the sales price to be received by the Company was adjusted from $2.1 million to $2.3 million. The total price of $3.0 million was comprised of a cash payment of $450,000, a one-year secured promissory note in the principal amount of $275,000 and $2.3 million of service credits, which the Company will offset against subcontracted services to be rendered by Medi to the Company pursuant to a service agreement entered into between Medi and the Company at the closing of the sale. The Company's EDI business generated a net loss of approximately $200,000 on $4.0 million in revenue for fiscal year 2000. Total assets sold and related transaction costs as of January 1, 2001 were approximately $3.0 million. Accordingly, no gain or loss was recognized as a result of this transaction.

4.   Change in Accounting Principle for Revenue Recognition

     After analyzing the Securities and Exchange Commission's (the "SEC") "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption in the fourth quarter of its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third-party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred tax liabilities. As a result of this change in accounting principle, the prior year first quarter ended January 31, 2000 has been restated to reflect the newly adopted policy. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 was $22.0 million, net of tax benefit.

     As of October 31, 1999, the Company had unbilled accounts receivable of approximately $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $29.5 million has subsequently completed its cycle and was included in the Company's revenue and operating results through January 31, 2001 in accordance with the Company's early adoption of SAB 101, of which $4.9 million related to the first quarter of fiscal year 2001.

5.   Restructuring

     In the fourth quarter of fiscal year 2000, having completed a full-scale strategic planning process, the Company began implementation of a restructuring plan and recorded a restructuring charge of $3,483,000. Of the portion of the restructuring charge relating to occupancy costs, all $442,000 remains as a liability at January 31, 2001, and of the $3,041,000 restructuring charge relating to compensation, $883,000 remains as a liability at January 31, 2001, of which $513,000 is a long-term liability.

6.   Equity Transaction

     In January 2001, as a condition of the employment of William F. Miller III as President and Chief Executive Officer of the Company, the Company's Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided the financing for Mr. Miller to purchase directly from the Company 550,000 shares of the Company's common stock in exchange for a full recourse loan for $721,875, bearing interest at the rate of 6.5% per annum, with the principal and interest payable annually in two equal installments commencing January 9, 2002. The sale of common stock to Mr. Miller was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of that Act relating to transactions not involving a public offering.

7.   Credit Facility

     The Company's credit facility with a major N.Y. money center institution expired on February 13, 2001. Since the Company had not drawn and did not intend to draw on this facility, the Company did not renew the facility.

8.   Segment Information

     The Company measures the performance of its operating segments utilizing "Operating Income" as defined on the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation.


                                                   TOTAL     Provider      Payor
                                                 REVENUE      Revenue    Revenue        TOTAL   Decision      Payor
                                     TOTAL      SERVICES     Services   Services     SOFTWARE    Support    Systems
     ($ in Thousands)                 HMS       DIVISION        Group      Group     DIVISION      Group      Group
     ----------------                 ---       --------        -----      -----     --------      -----      -----
     Three months ended
     January 31, 2001
     Revenue                        $22,879      $14,694       $8,983     $5,711       $8,185     $5,774     $2,411
     Operating income (loss)             55         (721)        (783)        62          776        734         42
     --------------------------------------------------------------------------------------------------------------
     Three months ended January
     31, 2000
     Revenue                         24,523       15,526       12,366      3,160        8,997      5,245      3,752
     Operating income (loss)         (1,335)      (2,646)        (583)    (2,063)       1,311      1,054        257
     --------------------------------------------------------------------------------------------------------------

     The difference between "Operating income" and "Income before income taxes" is "Net interest and net other income," which was $199,000 and $325,000 for the quarters ended January 31, 2001 and 2000, respectively.

9.   Legal Proceedings

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

     In May 2000, the Company commenced an action in the Supreme Court of the State of New York, County of New York ("New York Supreme Court"), for summary judgment in lieu of complaint against The Institutes for Health & Human Services, Inc. ("IHHS") seeking judgment in the amount of $270,000 on an unpaid promissory note. In July 2000, the Court granted the Company judgment in that amount (together with interest and attorneys' fees assessed at an inquest in January 2001 in the amount of $27,000), but stayed enforcement of the judgment pending assertion and resolution of claims IHHS represented it had against the Company. Later in July, IHHS asserted such claims against the Company in an action filed in New York Supreme Court. The complaint alleged that the Company fraudulently withheld information from IHHS to induce it to enter into various specified contracts with the Company, and that the Company breached various contractual obligations to IHHS. The complaint sought an aggregate of $9,100,000 in compensatory damages, and punitive damages in an unspecified amount. The action came on for trial in January 2001, at which time the Court directed entry for judgement, dismissing the case, and awarding the Company damages on its counterclaims in an amount to be assessed at an inquest. IHHS has filed a notice of appeal of the Court's decision, although it has not moved for a stay of the decision pending appeal. Therefore, the Company will continue in its enforcement efforts against IHHS. The Company's position is that it will prevail on the merits on any appeal of this matter, although there can be no assurance at this time as to the ultimate outcome.

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

10.  Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. The common stock equivalents for the comparable prior year period are excluded from the weighted average shares as it would be antidilutive to the per share calculation. A reconciliation of the numerator and denominator of the calculations for the three-month periods ended January 31, 2001 and 2000, respectively, is presented below.


     ($ and shares in 000's, except per share data)                 Three months ended
                                                                         January 31,
                                                                    2001                  2000
                                                                  ------              --------
      Numerator:
         Net income (loss)                                          $150              $(22,556)
                                                                  ======              ========
      Denominator:
        Weighted average common shares                            17,394                17,422
             Potential common shares: stock options                  129                     -
                                                                  ------              --------
        Weighted average common shares and                        17,523                17,422
         common share equivalents                                 ======              ========

      Basic earnings (loss) per share                              $0.01                $(1.29)
                                                                  ======              ========
      Diluted earnings (loss) per share                            $0.01                $(1.29)
                                                                  ======              ========

11.  Supplemental Cash Flow Disclosures

     Cash paid for income taxes during the three months ended January 31, 2001 and 2000 was $51,000 and $53,000, respectively. Cash paid for interest during the three months ended January 31, 2001 and 2000 was $9,000 and $33,000, respectively.

     The Company recorded $0 and $13,000 for the three months ended January 31, 2001 and 2000, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.

     Non-cash financing and investing activities in relation to the sale of the EDI business is comprised of a note receivable for $275,000 and service credits for $2.3 million. Non-cash financing and investing activities also includes the sale of 550,000 shares of the Company's common stock to its Chief Executive Officer in return for a note receivable for $722,000.

Certain statements in this press release constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMSY, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMSY to reduce costs in view of its revised revenue outlook, to grow internally or by acquisition, to integrate acquired businesses into the HMSY group of companies, and to divest non-strategic assets; (iii) the uncertainties of litigation; (iv) HMSY's dependence on significant customers;
(v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMSY's business; (vi) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures and/or discourage the assertion of claims for reimbursement against and delay the ultimate receipt of payment from third party payors; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

The Company generated net income and operating income of $150,000 and $55,000, respectively, on revenue of $22.9 million in the first quarter of fiscal year 2001 as compared to a net loss of $22.6 million and operating loss of $1.3 million on $24.5 million of revenue in the first quarter of the prior fiscal year 2000. The decrease in revenue from the comparable prior year first quarter reflects increases in revenue in two of our four operating groups offset by decreases in revenue in the other two groups, including the effect of the previously reported sale of the Company's EDI business. See Note 3 to Interim Consolidated Financial Statements.

The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, generated revenue of $14.7 million for the first quarter of fiscal year 2001, a decrease of $800,000 from the comparable prior year first quarter. Of these amounts, the Provider Revenue Services Group, the largest segment of the Company, which includes our claims reprocessing, revenue recovery and outsourcing offerings for healthcare providers reported revenue of $9.0 million. The decrease of $3.4 million from the first quarter of last fiscal year reflects (1) the sale of the Company's EDI business in January 2001, (2) the change in billing protocol for a single client, (3) the previously reported revenue recorded in the prior fiscal year first quarter pertaining to an existing revenue maximization engagement for the District of Columbia and
(4) lower than expected sales of additional services. The Payor Revenue Services Group, which includes our claims reprocessing and recovery activities for third-party payors of healthcare, produced revenue of $5.7 million, an increase of $2.5 million over the comparable first quarter of last fiscal year, as specific, expanded-scope projects in one state, more favorable yields in a second state, and the Group's realization of revenue from a third state that did not produce significant revenue in the prior year's comparable quarter more than offset the contract expirations of two smaller states.

Revenue from the Software Division, comprised of the Decision Support Group and the Payor Systems Group, was $8.2 million for the first quarter of fiscal year 2001, a decrease of $800,000 from the comparable prior year period, attributable entirely to the Payor Systems Group, as the Decision Support Group's revenue increased approximately 10% over the first quarter of the prior year. The Payor Systems Group, which provides large-scale transaction processing systems and services to commercial insurance and managed care payor organizations, generated revenue of $2.4 million, a decline in revenue of $1.3 million from the first quarter of last fiscal year. The decline from the prior year first quarter was due to a combination of the wind-down of a multi-year project with a single customer, the completion of the initial implementation for a single customer during last fiscal year, and the slow rate of new sales closed in the first quarter of fiscal year 2001. While increasing sequentially over the fourth quarter as to revenue, this Group continues to be severely affected by the perceived industry-wide softness in new sales of existing claims software systems and consulting services. The Decision Support Group, which provides the Company's suite of decision support software and related consulting services to providers of healthcare, generated revenue of $5.8 million, increasing over the prior year first quarter by $500,000 as the revenue generated from a single new client more than offset the decrease in revenue realized from this Group's largest client. This Group had a slow first quarter closing new sales, although the Group has demonstrated an ability to install new sales rapidly, allowing it to continue to reduce the concentration of revenue in its largest account, which, as previously reported, appears to be making a concerted effort to reverse its dependence on the Company as an outside "IT" vendor.

Cost of services for the first fiscal quarter ended January 31, 2001 was $22.6 million, a reduction of $3.0 million from the prior year first quarter as the Company realized reduced costs in all operating categories including the reductions realized from the sale of the Company's EDI operations. See Note 3 to Interim Consolidated Financial Statements. As previously reported, the Company began a restructuring in order to refocus its business and generate increased operating profitability in fiscal year 2001. See Note 5 to Interim Consolidated Financial Statements. Compensation, the Company's largest cost element, comprising approximately 60% of operating costs, totaled $13.3 million, a decrease of approximately $1.5 million from the first quarter of the prior fiscal year reflecting reduced staffing levels required to support the revenue base. Data processing costs for the first quarter decreased by approximately $200,000 from the comparable prior year period, reflecting a consolidation of certain data center operations implemented during the last fiscal year. Direct project costs for the first quarter decreased by approximately $800,000 from the comparable prior year period, principally attributable to the discontinued subcontractor relationship pertaining to the previously reported District of Columbia revenue maximization projects. Other indirect costs for the first quarter decreased by approximately $500,000 from the comparable prior year period principally attributable to reductions in professional fees and people related costs such as recruiting fees and travel expenses.

Principally as a result of the above factors, the Company generated operating income of approximately $55,000 as compared to an operating loss of approximately $1.3 million for the comparable prior period. Net income of $150,000 or $.01 per share compares to a net loss of $22.6 million or a $1.29 loss per share for the comparable prior year period. The prior year period includes the previously reported cumulative effect of the change in accounting principle of $22.0 million, net of tax benefit. See Note 4 to Interim Consolidated Financial Statements.

Liquidity and Capital Resources

At January 31, 2001 and October 31, 2000, the Company's net working capital was in excess of $30 million. The Company has historically devoted increasingly more resources to product and system development and enhancements and believes that significant continuing development efforts will be necessary to adapt to changing marketplace requirements, to sustain its operations, and to integrate the products and technologies of acquired businesses. In the first quarter of fiscal years 2001 and 2000, the Company invested $1.6 million and $1.3 million, respectively, for capitalized software development and fixed asset purchases. Each of these amounts is net of cash received from a development partner pertaining to the Payor System Group's development of a new claims adjudication system, and with whom the Company is currently pursuing negotiations as to their continued level of participation in such project in accordance with the terms of their contract, which as previously reported, is currently up for review. There can be no assurances that the development partner will continue to participate in the development of this system although there are contractual penalties in the event of early termination.

The Company's principal sources of liquidity at January 31, 2001 consisted of cash, cash equivalents, and short-term investments aggregating $17.1 million and net accounts receivable of $23.7 million. While the Company did not yet receive in excess of $2.7 million in payments from the District of Columbia and is pressing the District to bring this to fruition and from which the Company expects to retire various subcontractor advances made during the prior fiscal year, the Company received the $250,000 balance of insurance reimbursement pertaining to a previously settled long outstanding litigation, $900,000 from an income tax refund, and the first $450,000 payment pertaining to the sale of its EDI business (see Note 3 to Interim Consolidated Financial Statements), while continuing to invest in major product and system development and enhancements. Accounts receivable at January 31, 2001 reflected a decrease of $600,000 from the accounts receivable at the end of fiscal year 2000, principally attributable to both the sale of the assets of the Company's EDI business as well as the increased collections achieved in the first quarter over the collections of the fourth quarter of the prior fiscal year.

As previously noted, the Company is considering divesting some of its non-strategic assets. Effective January 1, 2001, the Company sold its EDI business, consisting of substantially all of the assets of the Company's QMA subsidiary and certain of the assets of its HRM subsidiary. The Company also hired Cain Brothers and Company to assist in other potential divestitures. As previously reported, the Company has made commitments to certain key employees to induce them to stay during the Company's restructuring which it currently estimates may result in a charge in fiscal year 2001 of up to $2.4 million, depending on the completion of divestitures, and of which approximately $100,000 was charged to compensation expense during the first fiscal quarter of 2001. Further, as previously reported, the Company is also in the midst of developing additional restructuring plans focused on reducing and re-engineering information systems and administrative infrastructures which are expected to result in additional restructuring charges in fiscal year 2001.

The Company's credit facility with a major N.Y. money center institution expired on February 13, 2001. Since the Company had not drawn and did not intend to draw on this facility, the Company did not pursue a renewal of the facility while it is in the process of refocusing its business. As the Company divests non-strategic assets and adds on new service offerings, it may seek to acquire companies that supply targeted healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources. There can be no assurances that the Company will have or be able to obtain the necessary resources to acquire subsequently identified candidates.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. The Company may repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and may be used for general corporate purposes. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,311,666 shares having an aggregate purchase price of $8,300,000, including 262,666 shares repurchased in fiscal year 2000 from the co-founder and former Chief Executive Officer of the Company under the terms of a separation agreement.

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

The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of January 31, 2001, and the related weighted average interest rates by year of maturity:

                                      Fiscal year     Fiscal year      Fiscal year           Total            Total
                                          2001            2002             2003          Historical Cost    Fair value
                                          ----            ----             ----          ---------------    ----------
Fixed income assets:
  Governmental Securities              $3,857,000      $1,140,000       $2,003,000          $7,000,000      $6,977,000
  Average interest rate                     6.09%           5.63%            4.23%               5.72%



PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- See Note 9 to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings

Item 2. Changes in Securities -- See Note 6 to Interim Consolidated Financial Statements for information regarding the sale of Company securities to the Company's Chief Executive Officer

Item 3.   Defaults Upon Senior Securities  -- Not applicable

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



Date: March 19, 2001                    HEALTH MANAGEMENT SYSTEMS, INC.
                                        --------------------------------
                                                  (Registrant)



                                        By: /s/ William F. Miller III
                                        ---------------------------------------
                                        William F. Miller III
                                        President and Chief Executive Officer

                                        By: /s/ Alan L. Bendes
                                        ---------------------------------------
                                        Alan L. Bendes
                                        Senior Vice President and
                                        Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number       Description of Exhibit
--------------       -------------------------------------------------------------------
10                   Supplemental letter regarding service credits