Form 10-Q
period 2001-04-30
HEALTH MANAGEMENT SYSTEMS INC
filed 2001-06-14
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

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

                     Class                                 Outstanding at June 1, 2001
          Common Stock, $.01 Par Value                          17,855,339 Shares

                        HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED APRIL 30, 2001


PART I                  FINANCIAL INFORMATION                                                            Page No.
Item 1                  Interim Financial Statements

                             Condensed Consolidated Balance Sheets as of April 30, 2001 (unaudited)         1
                             and October 31, 2000

                             Condensed Consolidated Statements of Operations (unaudited) for the            2
                             three month and six month periods ended April 30, 2001 and April 30,
                             2000

                             Consolidated Statements of Comprehensive Income (Loss) (unaudited) for         3
                             the three month and six month periods ended April 30, 2001 and April
                             30, 2000

                             Consolidated Statement of Shareholders' Equity (unaudited) for the six         4
                             month period ended April 30, 2001

                             Condensed Consolidated Statements of Cash Flows                                5
                             (unaudited) for the six 5 month periods ended April
                             30, 2001 and April 30, 2000

                             Notes to Consolidated Financial Statements (unaudited)                         6

Item 2                  Management's Discussion and Analysis of Financial Condition and Results of          11
                        Operations

Item 3                  Quantitative and Qualitative Disclosures About Market Risks                         16

PART II                 OTHER INFORMATION                                                                   16

SIGNATURES                                                                                                  18

EXHIBIT INDEX                                                                                               19

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                                           April 30,      October 31,
                                                                                             2001            2000
                                                                                           --------        --------
                              ASSETS                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                               $ 13,762        $ 10,573
   Short-term investments                                                                     4,669           6,167
   Accounts receivable, net                                                                  21,743          24,261
   Income tax receivable                                                                         --             829
   Prepaid expenses and other current assets                                                  7,052           6,921
                                                                                           --------        --------
       Total current assets                                                                  47,226          48,751

Property and equipment, net                                                                   5,346           7,216
Capitalized software costs, net                                                               7,357           9,922
Goodwill, net                                                                                 7,248          12,055
Deferred income taxes, net                                                                   10,347           6,643
Other assets                                                                                  2,162             746
                                                                                           --------        --------
           Total assets                                                                    $ 79,686        $ 85,333
                                                                                           ========        ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                   $ 15,250        $ 14,502
   Deferred revenue                                                                           3,551           3,687
                                                                                           --------        --------
       Total current liabilities                                                             18,801          18,189

Other liabilities                                                                             1,180           1,546
                                                                                           --------        --------
       Total liabilities                                                                     19,981          19,735
                                                                                           --------        --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
      and outstanding                                                                            --              --
   Common stock - $.01 par value; 45,000,000 shares authorized;
      19,167,005 shares issued and 17,855,339 shares outstanding at April 30, 2001;
      18,563,922 shares issued and 17,252,256 shares outstanding at October 31, 2000            192             186
   Capital in excess of par value                                                            72,934          72,170
   Retained earnings (accumulated deficit)                                                   (4,356)          1,652
   Accumulated other comprehensive income (loss)                                                (43)           (110)
                                                                                           --------        --------
                                                                                             68,727          73,898
   Less: Treasury stock, at cost (1,311,666 shares at April 30, 2001 and October 31, 2000    (8,300)         (8,300)
         Note receivable from shareholder                                                      (722)             --
                                                                                           --------        --------
       Total shareholders' equity                                                            59,705          65,598
                                                                                           --------        --------
           Total liabilities and shareholders' equity                                      $ 79,686        $ 85,333
                                                                                           ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            Three months ended April 30,  Six months ended April 30,
                                                                            ----------------------------  --------------------------
                                                                                   2001          2000*           2001         2000*
                                                                               --------      --------        --------     --------
Revenue                                                                        $ 23,746      $ 24,314        $ 46,625     $ 48,837
                                                                               --------      --------        --------     --------

Cost of services:
    Compensation                                                                 12,984        14,695          26,255       29,447
    Data processing                                                               2,738         2,765           5,518        5,659
    Occupancy                                                                     2,225         2,447           4,789        5,048
    Direct project costs                                                          2,648         3,603           4,624        6,454
    Other operating costs                                                         2,346         3,129           4,354        5,662
    Restructuring costs                                                           5,870            --           5,870           --
    Impairment of assets                                                          4,586            --           4,586           --
                                                                               --------      --------        --------     --------
                                                                                 33,397        26,639          55,996       52,270
                                                                               --------      --------        --------     --------

        Operating income (loss) before amortization of intangibles               (9,651)       (2,325)         (9,371)      (3,433)

Amortization of intangibles                                                         225           227             450          454
                                                                               --------      --------        --------     --------

        Operating income (loss)                                                  (9,876)       (2,552)         (9,821)      (3,887)

Net interest and net other income                                                   190           289             389          614
                                                                               --------      --------        --------     --------
        Income (loss) before income taxes and cumulative effect of
        change in accounting principle                                           (9,686)       (2,263)         (9,432)      (3,273)

Income tax expense (benefit)                                                     (3,528)         (928)         (3,424)      (1,347)
                                                                               --------      --------        --------     --------
        Income (loss) before cumulative effect of change in accounting
        principle                                                                (6,158)       (1,335)         (6,008)      (1,926)

Cumulative effect of change in accounting principle, net of tax benefit
        ("cumulative effect")                                                        --            --              --       21,965
                                                                               --------      --------        --------     --------
        Net income (loss)                                                      $ (6,158)     $ (1,335)       $ (6,008)    $(23,891)
                                                                               ========      ========        ========     ========

Basic and diluted earnings per share data:
          Earnings (loss) per share before cumulative effect                   $  (0.35)     $  (0.08)       $  (0.34)    $  (0.11)
          Earnings (loss) per share on cumulative effect                             --            --              --        (1.26)
                                                                               --------      --------        --------     --------
          Earnings (loss) per share after cumulative effect                    $  (0.35)     $  (0.08)       $  (0.34)    $  (1.37)
                                                                               ========      ========        ========     ========
          Weighted average common shares outstanding                             17,840        17,480          17,611       17,451
                                                                               ========      ========        ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.
* restated for 2000, see note 4.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Three months ended             Six months ended
                                                                                  April 30,                      April 30,
                                                                          ------------------------        ------------------------
                                                                              2001           2000*            2001           2000*
                                                                          --------        --------        --------        --------
Net income (loss)                                                         $ (6,158)       $ (1,335)       $ (6,008)       $(23,891)

Other comprehensive income, net of tax:
    Change in net unrealized appreciation on short-term investments              5              44              67              51
                                                                          --------        --------        --------        --------
Comprehensive income (loss)                                               $ (6,153)       $ (1,291)       $ (5,941)       $(23,840)
                                                                          ========        ========        ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.
*restated for 2000, see note 4.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                  Common Stock                    Retained    Accumulated                 Note
                               ------------------  Capital In     Earnings       Other                 Receivable       Total
                               # of Shares   Par   Excess Of   (Accumulated  Comprehensive  Treasury      From      Shareholders'
                               Outstanding  Value  Par Value      Deficit)   Income (loss)    Stock   Shareholders     Equity
                               -----------  -----  ----------     --------   -------------    -----   ------------     ------
Balance at October 31, 2000    17,252,256   $ 186  $ 72,170      $  1,652      ($ 110)      ($ 8,300) $    --         $ 65,598

    Net income (loss)                  --      --        --        (6,008)         --             --       --           (6,008)

    Common stock issued           550,000       5       717            --          --             --       --              722

    Note receivable -
      shareholder                      --      --        --            --          --             --     (722)            (722)

    Employee stock purchase
      plan activity                53,083       1        47            --          --             --       --               48

    Change in net unrealized
      appreciation on
      short-term investments           --      --        --            --          67             --       --               67
                               ----------   -----  --------     ---------      ------       --------  -------         --------
Balance at April 30, 2001      17,855,339   $ 192  $ 72,934     ($  4,356)     ($  43)      ($ 8,300) ($  722)        $ 59,705
                               ==========   =====  ========     =========      ======       ========  ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                    HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ In Thousands)
                                      (unaudited)


                                                                    Six months ended April 30,
                                                                    --------------------------
                                                                         2001           2000*
                                                                     --------        --------
Net cash provided by (used in) operating activities                  $  4,832        $ (7,541)
                                                                     --------        --------

Investing activities:
    Capital asset expenditures                                           (914)         (1,364)
    Software capitalization, net of cash received                      (2,792)         (2,564)
    Proceeds from sale of EDI operations' assets                          450              --
    Increase in note receivable from officer                               --            (600)
    Net proceeds from sales of short-term investments                   1,565           3,799
                                                                     --------        --------
       Net cash used in investing activities                           (1,691)           (729)
                                                                     --------        --------

Financing activities:
    Proceeds from issuance of common stock                                 48              52
    Proceeds from exercise of stock options                                --             309
                                                                     --------        --------
       Net cash provided by financing activities                           48             361
                                                                     --------        --------

          Net increase (decrease) in cash and cash equivalents          3,189          (7,909)
Cash and cash equivalents at beginning of period                       10,573          16,310
                                                                     --------        --------
Cash and cash equivalents at end of period                           $ 13,762        $  8,401
                                                                     ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.
* restated for 2000, see note 4.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   Unaudited Interim Financial Information
     The management of Health Management Systems, Inc. ("HMSY" or the "Company") is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-K for such year, and the unaudited interim consolidated financial statements as of and for the quarterly period ended January 31, 2001 included in the Company's Quarterly Report on Form 10-Q, both as filed with the Securities and Exchange Commission (the "SEC").

2.   Reclassifications
     Certain reclassifications were made to prior amounts to conform to the current presentation.

3.   Divestiture
     Effective January 1, 2001, the Company sold its electronic transaction processing ("EDI") business, consisting of substantially all of the assets of the Company's Quality Medi-Cal Adjudication, Incorporated ("QMA") subsidiary and certain of the assets of its Health Receivables Management, Inc. ("HRM") subsidiary, to Medi, Inc. ("Medi"), a privately held entity. Pursuant to the post closing adjustment provisions of the agreement, the service credit portion of the sales price to be received by the Company was adjusted from $2.1 million to $2.3 million. The total price of $3.0 million was comprised of a cash payment of $450,000, a one-year secured promissory note in the principal amount of $275,000 and $2.3 million of service credits, which the Company will continue to offset against subcontracted services to be rendered by Medi to the Company pursuant to a service agreement entered into between Medi and the Company at the closing of the sale. Through April 30, 2001, the Company has utilized $230,000 in service credits. The Company's EDI business generated a net loss of approximately $200,000 on $4.0 million in revenue for fiscal year 2000. Total assets sold and related transaction costs as of January 1, 2001 were approximately $3.0 million. Accordingly, no gain or loss was recognized as a result of this transaction.

4.   Change in Accounting Principle for Revenue Recognition
     After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption in the fourth quarter of its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third-party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred tax liabilities. As a result of this change in accounting principle, the prior year first and second quarters ended January 31, 2000 and April 30, 2000, respectively, have been restated to reflect the newly adopted policy. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 was $22.0 million, net of tax benefit.

     As of October 31, 1999, the Company had unbilled accounts receivable of approximately $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $33.3 million has subsequently completed its cycle and was included in the Company's revenue and operating results through April 30, 2001 in accordance with the Company's early adoption of SAB 101, of which $3.8 and $8.7 million related to the three months and six months ended April 30, 2001, respectively.

5.   Restructuring and Impairment of Assets
     In the fourth quarter of fiscal year 2000, having completed a full-scale strategic planning process, the Company began implementation of a restructuring plan and recorded a restructuring charge of $3,483,000.

     In the second quarter of fiscal year 2001, the Company's Payor Systems Group discontinued development of its managed care system offering after considering alternatives to its development partner's notification that it neither wished to purchase this group nor continue to participate in the development of this system. As a result, the Company recorded a restructuring charge of $5,080,000. The charges include the write-off of capitalized software and equipment, net of payments from the development partner ($3,464,000), costs associated with specific reductions of approximately 60 staff and consulting positions ($810,000), related prepaid expenses and other related miscellaneous costs ($128,000), and the planned vacating of related office space, including the unamortized balance of specific leasehold improvements ($678,000). The Company also recorded a restructuring charge of $790,000 associated with specific reductions of all but 1 individual in its Washington, D.C. office ($508,000), the planned vacating of related office space not currently under sublet ($32,000), and the initial fee paid for a third party liability recovery system which will not be utilized by the Company in the future. ($250,000). In addition, as a result of the triggering event noted above, the Company recorded asset impairments of $4,586,000 relating to the unamortized balance of goodwill and other intangible assets associated with the Company's prior acquisition of the Payor Systems Group.

     Of the total restructuring charges, $910,000 relating to occupancy costs and $1,401,000 relating to compensation remain as liabilities at April 30, 2001, of which $414,000 is a long-term liability.

6.   Equity Transaction

     In March 2001, as a condition of the employment of Robert M. Holster as President and Chief Operating Officer of the Company, Mr. Holster was granted options to purchase 700,000 shares of the Company's common stock, exercisable at $1.19 per share, which price was equal to the fair market value, which was the closing price of such shares on March 30, 2001, Mr. Holster's date of employment. The options vest as to 100,000 shares on March 30, 2002 and as to the remaining 600,000 shares in eight equal quarterly installments, commencing June 30, 2002. The grant of options to Mr. Holster was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act relating to transactions not involving a public offering.

     In January 2001, as a condition of the employment of William F. Miller III as Chairman and Chief Executive Officer of the Company, the Company's Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided the financing for Mr. Miller to purchase directly from the Company 550,000 shares of the Company's common stock in exchange for a full recourse loan for $721,875, bearing interest at the rate of 6.5% per annum, with the principal and interest payable annually in two equal installments commencing January 9, 2002. The sale of common stock to Mr. Miller was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of that Act relating to transactions not involving a public offering.

7.   Credit Facility
     The Company's credit facility with a major N.Y. money center institution expired on February 13, 2001. Since the Company had not drawn and did not intend to draw on this facility, the Company did not renew the facility.

8.   Segment Information
     The Company measures the performance of its operating segments utilizing operating income (loss), excluding restructuring and asset impairment charges as reflected in the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation.


                                                       Total   Provider      Payor
                                                     Revenue    Revenue    Revenue      Total   Decision      Payor
                                            Total   Services   Services   Services   Software    Support     Systems
($ in Thousands)                              HMS   Division      Group      Group   Division      Group       Group
---------------------------------------------------------------------------------------------------------------------
Three months ended April 30, 2001
Revenue                                   $23,746    $15,277     $8,289     $6,988     $8,469     $5,778      $2,691
Operating income (loss), excluding
     restructuring and impairments            580       (474)      (708)       234      1,054        900         154
---------------------------------------------------------------------------------------------------------------------
Three months ended April 30, 2000
Revenue                                    24,314     15,962     11,301      4,661      8,352      5,247       3,105
Operating income (loss), excluding
     restructuring and impairments         (2,552)    (2,957)    (1,773)    (1,184)       405        473         (68)
---------------------------------------------------------------------------------------------------------------------
Six months ended April 30, 2001
Revenue                                    46,625     29,971     17,272     12,699     16,654     11,552       5,102
Operating income (loss), excluding
     restructuring and impairments            635     (1,195)    (1,491)       296      1,830      1,634         196
---------------------------------------------------------------------------------------------------------------------
Six months ended April 30, 2000
Revenue                                    48,837     31,488     23,667      7,821     17,349     10,492       6,857
Operating income (loss), excluding
     restructuring and impairments         (3,887)    (5,603)    (2,356)    (3,247)     1,716      1,527         189
---------------------------------------------------------------------------------------------------------------------

     The difference between "Operating income (loss), excluding restructuring and impairment charges" and "Income (loss) before income taxes" is "Restructuring costs", "Impairment of assets" and "Net interest and net other income," which totaled $10,266,000 and $289,000 for the three months ended April 30, 2001 and 2000, respectively, and $10,067,000 and $614,000 for the six months ended April 30, 2001 and 2000, respectively.

9.   Legal Proceedings
     On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes (the second cause of action). The complaint alleges that, as a result of the alleged breaches of fiduciary duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11-bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2,300,000 (the unpaid amount of the Notes) plus interest. Plaintiffs moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York

     State Court action. The Company opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was decided by the Court on June 5, 2001. At that time, the Court dismissed the first cause of action and ruled that it would abstain on dismissal of the second cause of action. The Company intends to continue its vigorous defense of the remaining second cause of action in the lawsuit in the New York State Court. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

     In July 2000, the Supreme Court of the State of New York, County of New York ("New York Supreme Court"), granted the Company's motion for summary judgment against The Institutes for Health & Human Services, Inc. ("IHHS") in the amount of $270,000 on an unpaid promissory note (together with interest and attorneys' fees assessed at an inquest in January 2001 in the amount of $27,000), but stayed enforcement of the judgment pending assertion and resolution of claims IHHS represented it had against the Company. Later in July 2000, IHHS asserted such claims against the Company in an action filed in New York Supreme Court. The complaint alleged that the Company fraudulently withheld information from IHHS to induce it to enter into various specified contracts with the Company, and that the Company breached various contractual obligations to IHHS. The complaint sought an aggregate of $9,100,000 in compensatory damages, and punitive damages in an unspecified amount. The action came on for trial in January 2001, at which time the Court directed entry for judgement, dismissing the case, and awarding the Company damages on its counterclaims in an amount to be assessed at an inquest. IHHS has filed a notice of appeal of the Court's decision, although it has not moved for a stay of the decision pending appeal. Therefore, the Company will continue in its enforcement efforts against IHHS. The Company's position is that it will prevail on the merits on any appeal of this matter. Although the ultimate outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

     On May 1, 2001, the United States District Court for the Southern District of New York issued an Opinion and Order granting the Company's motion for summary judgement and dismissing the complaint alleged in a lawsuit commenced by Davis & Associates, Inc. ("D&A"). The complaint alleged, among other things, that the Company breached contractual obligations to D&A, wrongfully induced D&A to enter into various contracts with the Company, and wrongfully interfered with D&A's ability to perform under several contracts and pursue unspecified business opportunities. D&A sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. D&A filed a Notice of Appeal on June 4, 2001. The Company intends to continue its vigorous defense of the lawsuit, believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

     In March, 2001, the Company commenced a lawsuit in the Superior Court of the District of Columbia, Civil Division, against the District of Columbia ("D.C." or the "District"), Carolyn N. Graham, in her official capacity as Interim Director of the District of Columbia Department of Human Services (the "DHS"), and Ivan C. A. Walks, M.D., in his official capacity as Director of the District of Columbia Department of Health, seeking to recover amounts owed to the Company by the District for services rendered in conducting a retroactive Disproportionate Share Hospital ("DSH") revenue recovery project for the D.C. Medicaid program. The attorney handling this matter for the District and the two individual defendants advised the Company's counsel that his clients intended to make a motion to dismiss the Company's complaint on the grounds that the Court lacks jurisdiction and that any legal proceedings related to the Company's claims are to be brought before the D.C. Board of Contract Appeals. The defendants' answer or motion to dismiss the Company's complaint is due on or before June 18, 2001. In the interim, the Chief Contracting Officer of the Department of Health has taken the position that the Company has no claim, issuing his decision dated May 23, 2001, that the contract pursuant to which the Company rendered services in connection with the DSH revenue recovery project, including eight amendments to that contract, had been signed by a Contracting Officer of the DHS without the requisite contracting authority and therefore the contract was determined by the Chief Contracting Officer to be void ab initio, noting that the Company may submit a request for compensation of its actual costs allocable to the work performed under the contract. A decision of a Contracting Officer is subject to appeal to the District Board of Contract Appeals. The Company believes that the decision of the Chief Contracting Officer was erroneous and an attempt on the part of the District to avoid paying fees properly owing for revenues recovered by the District as a result of services rendered by the Company. The Company intends to continue to pursue its claims through all appropriate means and believes that it will ultimately prevail. However, there can be no assurance as to the ultimate outcome of this matter.

     Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

10.  Earnings Per Share
     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. The common stock equivalents are excluded from the weighted average shares as it would be antidilutive to the per share calculation.

11.  Supplemental Cash Flow Disclosures
     Cash paid for income taxes during the six months ended April 30, 2001 and 2000 was $92,000 and $86,000, respectively. Cash paid for interest during the six months ended April 30, 2001 and 2000 was $30,000 and $49,000, respectively.

     The Company recorded $0 and $36,000 for the six months ended April 30, 2001 and 2000, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.

     Non-cash financing and investing activities in relation to the sale of the EDI business is comprised of a note receivable for $275,000 and service credits for $2.3 million. Non-cash financing and investing activities also includes the sale of 550,000 shares of the Company's common stock to its Chief Executive Officer in return for a note receivable for $721,875.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

Excluding the non-recurring restructuring and impairment charges, the Company generated net income and operating income on revenue of $23.7 million in the second quarter ended April 30, 2001 as compared to a net loss and operating loss on $24.3 million of revenue in the second quarter of the prior fiscal year 2000. The decrease in revenue from the comparable prior year second quarter, reflects increases in revenue in two of the Company's four operating groups offset by decreases in revenue in the other two groups, including the effect of the previously reported sale of the Company's EDI business. See Note 3 of Notes to Interim Consolidated Financial Statements.

The Revenue Services Division, comprised of the Provider Revenue Services Group and the Payor Revenue Services Group, generated revenue of $15.3 million for the second quarter of fiscal year 2001, a decrease of $700,000 from the comparable prior year second quarter. Of these amounts, the Provider Revenue Services Group, the largest segment of the Company, which includes the Company's claims reprocessing, revenue recovery and outsourcing offerings for providers of healthcare reported revenue of $8.3 million. The decrease of $3.0 million from the second quarter of last fiscal year is principally attributable to the sale of the Company's EDI business in the first quarter of this fiscal year and the significant revenue recorded in the prior fiscal year pertaining to a revenue maximization engagement for the District of Columbia (see Note 9 of Notes to Interim Consolidated Financial Statements), partially offset by multiple new accounts sold and revenue recovery projects commenced in the second quarter of the current fiscal year. The Payor Revenue Services Group, which includes the Company's claims reprocessing and recovery activities for third-party payors of healthcare, produced revenue of $7.0 million, an increase of $2.3 million over the comparable prior year period, as the Group realized revenue from specific, expanded-scope projects in one state and from projects in two other states that did not yet produce significant revenue in the prior year's comparable quarter, as this Group gains momentum.

Revenue from the Software Division, comprised of the Decision Support Group and the Payor Systems Group, was $8.5 million for the second quarter of fiscal year 2001, an increase of $100,000 from the comparable prior year period, as the decrease in revenue in the Payor Systems Group was more than offset by the increase in revenue in the Decision Support Group. The Payor Systems Group, which provides large-scale claims transaction processing systems and services to commercial insurance and managed care payor organizations, generated revenue of $2.7 million, a decline in revenue of $400,000 from the second quarter of last fiscal year. The decline from the prior year second quarter was due principally to the previously reported wind-down of a multi-year project with a single customer, partially offset by a new software license sale of this Group's ProAlliance offering. While increasing sequentially over the first quarter as to revenue, this Group continues to be severely affected by the perceived industry-wide softness in new sales of existing, payor, claims-processing software, systems, and consulting services. The Decision Support Group, which provides the Company's suite of decision support software and related consulting services to providers of healthcare, generated revenue of $5.8 million, increasing over the comparable prior year period by $500,000 driven by multiple add-on sales, conversions of existing clients to the Group's latest offerings, and sales to customers outside of the Group's existing client base. The increase in such sales for this Group in the second quarter of fiscal year 2001 over the second quarter of the prior fiscal year combined with its demonstrated ability to install new sales rapidly, allowed it to continue to reduce the concentration of revenue in its largest account.

Cost of services for the second quarter of fiscal year 2001 was $33.4 million, including non-recurring restructuring charges and asset impairment charges of $5.9 million and $4.6 million, respectively. See Note 5 of Notes to Interim Consolidated Financial Statements. Excluding these non-recurring costs, cost of services was $22.9 million as compared to $26.6 million for the comparable prior year period, reflecting the favorable impact from the sale of the Company's EDI business completed in the first quarter of fiscal year 2001 (see Note 3 of Notes to Interim Consolidated Financial Statements), savings generated from the restructuring reported in the last quarter of fiscal year 2000 (see Note 5 of Notes to Interim Consolidated Financial Statements) and the implementation of other process improvements and operating efficiencies. Compensation, the Company's largest cost element, comprising over half of these operating costs, totaled $13.0 million, a decrease of approximately $1.7 million from the second quarter of the prior fiscal year reflecting reduced staffing levels required to support the revenue base and the previously noted sale of the Company's EDI business, partially offset by costs incurred for commitments to certain key employees to induce them to stay during the Company's strategic refocusing. See "Liquidity and Capital Resources," below. Occupancy costs for the second quarter decreased from the comparable prior year period by approximately $200,000, principally attributable to a combination of the previously noted sale of the Company's EDI business, reduced telephone costs on decreased staffing levels, and the concluding of a successful arrangement with the landlord for the Company's N.Y.C. headquarters, in which the Company provided a substitute tenant for one of the floors for seven of the remaining twelve years, guaranteed by the Company and for which the Company shares in the incremental rent received. Direct project costs for the second quarter decreased by approximately $1.0 million from the comparable prior year period, principally attributable to the discontinued subcontractor relationship pertaining to the previously reported District of Columbia revenue maximization projects, partially offset by increases in other project marketing partner costs. Other indirect operating costs for the second quarter decreased by approximately $800,000 from the comparable prior year period due principally to a combination of (1) reduced staff-related costs, such as recruiting fees and travel expenses, (2) lower advertising and marketing costs, and (3) the inclusion of charges for the Company's formal strategic planning process in the prior year period, partially offset by the current period increase in professional fees relating to specific potential divestitures.

As compared to the second quarter of the prior fiscal year which produced an operating loss of $2.6 million and a net loss of $1.3 million or $.08 per share, the Company, for the current year's second quarter, as a result of the above factors, generated operating income of approximately $600,000 and net income of approximately $400,000 or $.02 per share, excluding non-recurring restructuring and impairment charges, and an operating loss of $9.9 million and a net loss of

$6.2 million or $.35 per share including restructuring and impairment charges. The Company's effective tax rate was approximately 36% and 41% for the second quarter of fiscal years 2001 and 2000, respectively, with the change in effective rate attributable to the tax effect of the deductible portion of impairment charges recorded in the current year second quarter. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance. In addition, the net deferred income tax asset may be offset in part by future taxable gains from divestitures, although there can be no assurances that such divestitures will be concluded or produce taxable gains.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

Excluding the non-recurring restructuring and impairment charges, the Company generated net income and operating income on revenue of $46.6 million for the six months ended April 30, 2001 as compared to a net loss and operating loss on $48.8 million of revenue for the first six months of the prior fiscal year 2000. The decrease in revenue from the comparable prior year six month period, reflects increases in revenue in two of the Company's four operating groups offset by decreases in revenue in the other two groups, including the effect of the previously reported sale of the Company's EDI business. See Note 3 of Notes to Interim Consolidated Financial Statements.

The Revenue Services Division generated revenue of $30.0 million for the six months ended April 30, 2001, a decrease of $1.5 million from the comparable prior year period. Of these amounts, the Provider Revenue Services Group generated revenue of $17.3 million, a decrease of $6.4 million from the comparable prior year period, reflecting (1) the sale of the Company's EDI business in January 2001, (2) the change in billing protocol for a single client, (3) the previously reported revenue recorded in the prior fiscal year pertaining to an existing revenue maximization engagement for the District of Columbia, and (4) lower than expected sales of additional services. The Payor Revenue Services Group produced revenue of $12.7 million, an increase of $4.9 million over the comparable prior year period, as the Group realized revenue from specific, expanded-scope projects in one state, more favorable yields in a second state, and realization of revenue from projects in two other states that did not yet produce significant revenue in the prior year's comparable period, as this Group gains momentum.

Revenue from the Software Division, comprised of the Decision Support Group and the Payor Systems Group, was $16.7 million for the six months ended April 30, 2001, a decrease of $700,000 from the comparable prior year period, attributable entirely to the Payor Systems Group, as the Decision Support Group's revenue increased approximately 10% over the comparable prior year period. The Payor Systems Group generated revenue of $5.1 million, a decline in revenue of $1.8 million from the comparable prior year period, due principally to a combination of the wind-down of a multi-year project with a single customer, the completion of the initial implementation for a single customer during last fiscal year, and the slow rate of new sales closed in the current fiscal year. This Group continues to be severely affected by the perceived industry-wide softness in new sales of existing, payor, claims-processing software, systems, and consulting services. The Decision Support Group generated revenue of $11.6 million, increasing over the comparable prior year period by $1.1 million, driven by multiple add-on sales, conversions of existing clients to the Group's latest offerings, and sales to customers outside of the Group's existing client base, more than offsetting the decrease in revenue realized from this Group's largest client.

Cost of services for the six months ended April 30, 2001 was $56.0 million, including non-recurring restructuring charges and asset impairment charges of $5.9 million and $4.6 million, respectively. See Note 5 of Notes to Interim Consolidated Financial Statements. Excluding these non-recurring costs, cost of services was $45.5 million as compared to $52.3 million for the comparable prior year period, reflecting the favorable impact from the sale of the Company's EDI business completed in the first quarter of fiscal year 2001 (see Note 3 of Notes to Interim Consolidated Financial Statements), savings generated from the restructuring reported in the last quarter of fiscal year 2000 (see Note 5 of Notes to Interim Consolidated Financial Statements) and the implementation of other process improvements and operating efficiencies. Compensation, the Company's largest cost element, totaled $26.3 million, a decrease of approximately $3.2 million from the comparable prior year period, reflecting reduced staffing levels required to support the revenue base and the previously noted sale of the Company's EDI business, partially offset by costs incurred for commitments to certain key employees to induce them to stay during the Company's strategic refocusing. See "Liquidity and Capital Resources," below. Occupancy costs decreased from the comparable prior year period by approximately $300,000, principally attributable to a combination of the previously noted sale of the Company's EDI business, reduced telephone costs on decreased staffing levels, and the concluding of a successful arrangement with the landlord for the Company's N.Y.C. headquarters, in which the Company provided a substitute tenant for one of the floors for seven of the remaining twelve years, guaranteed by the Company and for which the Company shares in the incremental rent received. Direct project costs decreased by approximately $1.8 million from the comparable prior year period, principally attributable to the discontinued subcontractor relationship pertaining to the previously reported District of Columbia revenue maximization projects, partially offset by increases in other project marketing partner costs. Other indirect operating costs decreased by approximately $1.3 million from the comparable prior year period due principally to a combination of (1) reduced staff-related costs, such as recruiting fees and travel expenses,
(2) lower advertising and marketing costs, and (3) the inclusion of charges for the Company's formal strategic planning process in the prior year period, partially offset by the current period increase in professional fees relating to specific potential divestitures.

As a result of the above factors, excluding the non-recurring charges in both years, the Company generated operating income of $600,000 and net income of $600,000 or $.03 per share on $46.6 million in revenue for the current year-to-date period as compared to an operating loss and net loss on $48.8 million of revenue for the comparable prior year period. The Company generated a net loss of $6.0 million, or $.34 per share including the restructuring and impairment charges as compared to a net loss of $23.9 million or $1.37 per share including the cumulative effect of the change in accounting principle for the Company's early adoption of SAB 101 in the comparable prior year period. The Company's effective tax rate was approximately 36% and 41% for the six months of fiscal years 2001 and 2000, respectively, with the change in effective rate attributable to the tax effect of the deductible portion of impairment charges recorded in the current year second quarter. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance. In addition, the net deferred income tax asset may be offset in part or in full by future taxable gains from divestitures, although there can be no assurances that such divestitures will be concluded or produce taxable gains.


Liquidity and Capital Resources

At April 30, 2001, the Company's cash and net working capital were approximately $18.4 million and $28.4 million, respectively, as compared to $16.7 million and $30.6 million, respectively at October 31, 2000. The Company has historically devoted increasingly more resources to product and system development and enhancements and believes that significant continuing development efforts will be necessary to adapt to changing marketplace requirements, to sustain its operations, and to integrate the products and technologies of acquired businesses. In the first six months of fiscal years 2001 and 2000, the Company invested $3.7 million and $3.9 million, respectively, for capitalized software development and fixed asset purchases. Each of these amounts is net of cash received from a development partner pertaining to the Payor System Group's development of its new managed care offering (a new payor claims adjudication system), which was terminated during the Company's second fiscal quarter ended April 30, 2001. See Note 5 of Notes to Interim Consolidated Financial Statements. The Company is assessing alternatives for operating the balance of this group's business, as the Company is currently committed to servicing its clients where generating profitable results.

The Company's principal sources of liquidity at April 30, 2001 consisted of cash, cash equivalents, and short-term investments aggregating $18.4 million and net accounts receivable of $21.7 million. While the Company is still pursuing multiple options to collect in excess of $2.7 million in payments from the District of Columbia and from which the Company expects to retire various subcontractor advances made during the year, the Company continued to be successful in the collection of accounts receivable. Further, as reported in the first quarter, the Company received the $250,000 balance of insurance reimbursement pertaining to a previously settled long outstanding litigation, $900,000 from an income tax refund, and the $450,000 initial cash payment pertaining to the sale of its EDI business, all while continuing to invest in major product and system development and enhancements. Accounts receivable at April 30, 2001 reflected a decrease of $2.5 million from the accounts receivable at the end of fiscal year 2000, principally attributable to both the sale of the Company's EDI business as well as the increased collections achieved during the period, as the Company collected more receivables during the second quarter than during any quarter since the fourth quarter of fiscal year 1999.

As previously noted, the Company is considering divesting some of its non-strategic assets. Effective January 1, 2001, the Company sold its EDI business, consisting of substantially all of the assets of the Company's QMA subsidiary and certain of the assets of its HRM subsidiary. The Company also hired Cain Brothers and Company to assist in other potential divestitures. As previously reported, the Company has made commitments to certain key employees to induce them to stay during the Company's restructuring which it currently estimates may result in a charge in fiscal year 2001 of up to $2.4 million depending on the completion of divestitures, and of which approximately $100,000 and $500,000 was charged to compensation expense during the first and second quarters of fiscal year 2001, respectively. Further, as previously reported, the Company is also in the midst of developing additional restructuring plans focused on reducing and re-engineering information systems and administrative infrastructures which may result in additional operating and restructuring charges, although currently no additional restructuring charges are expected for the balance of fiscal year 2001.

The Company's credit facility with a major N.Y. money center institution expired on February 13, 2001. Since the Company has not drawn and did not intend to draw on this facility, the Company did not pursue a renewal of the facility while it is in the process of refocusing its business. As the Company divests non-strategic assets and adds on new service offerings, it may seek to acquire companies that supply targeted healthcare providers and/or payors with information management software, systems, or services if the offerings of the Company or such companies would benefit from access to the other's technology, software applications, or client base. The Company believes that such acquisition opportunities exist due, in part, to competitive pressures on local service businesses that lack adequate capital, technical, and management resources. There can be no assurances that the Company will have or be able to obtain the necessary resources to acquire subsequently identified candidates.

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

The table below presents the historic cost basis and fair value for the Company's investment portfolio as of April 30, 2001, and the related weighted average interest rates by year of maturity:

                                           Fiscal year  Fiscal year   Fiscal year             Total          Total
                                                  2001         2002          2003   Historical Cost     Fair Value
------------------------------------------------------------------------------------------------------------------
Fixed income assets:
     Governmental Securities             $1,017,000      $2,647,000    $1,000,000        $4,664,000     $4,669,000
     Average interest rate                    5.00%           5.78%         4.15%             5.72%
------------------------------------------------------------------------------------------------------------------




PART II -- OTHER INFORMATION


Item 1. Legal Proceedings -- See Note 9 of Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings.

Item 2.   Changes in Securities -- See Note 6 of Notes to Interim
          Consolidated Financial Statements for information regarding the issuance of non-registered stock options to the Company's Chief Operating Officer.

Item 3.   Defaults Upon Senior Securities  -- Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders -- The
              Annual Meeting ("Meeting") of Shareholders of the Company was held on March 29, 2001. The 15,724,365 shares of common stock ("Common Stock") present at the Meeting out of a then total of 17,832,431 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

                 Approved, by a vote of: 15,367,608 shares of Common Stock for and 356,757 shares against the election of William F. Miller III as a director of the Company; 15,365,110 shares of Common Stock for and 359,255 shares against the election of William W. Neal as a director of the Company; 15,366,933 shares of Common Stock for and 357,432 shares against the election of Ellen A. Rudnick as a director of the Company; 15,368,316 shares of Common Stock for and 356,049 shares against the election of Richard H. Stowe as a director of the Company. In addition, 350,629 shares of Common Stock were voted against the election of all of the nominees.

                 Ratified, by a vote of 15,406,698 shares of Common Stock for and 264,111 shares against the selection of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending October 31, 2001.

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



Date: June 13, 2001                HEALTH MANAGEMENT SYSTEMS, INC.
                                   --------------------------------
                                              (Registrant)



                                   By: /s/ William F. Miller III
                                   -------------------------------------
                                   William F. Miller III
                                   Chairman and Chief Executive Officer

                                   By: /s/ Alan L. Bendes
                                   -------------------------------------
                                   Alan L. Bendes
                                   Senior Vice President and
                                   Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number                Description of Exhibits

10.1(i) Surrender Agreement dated as of March 23, 2001 for the twelfth floor to the lease by and between 401 Park Avenue South Associates LLC and Health Management Systems, Inc.

10.1(ii) Guaranty and Compensation Agreement dated as of March 23, 2001 for the twelfth floor to the lease by and between Health Management Systems, Inc. and 401 Park Avenue South Associates LLC

10.1(iii)                     Agreement of Lease dated as of March 23, 2001 for
                              the twelfth floor by and between 401 Park Avenue
                              South Associates LLC and Health Management
                              Systems, Inc.

10.1(iv) Seventh Amendment of Lease dated as of March 1, 2001 to the lease of the fourth floor and penthouse by and between 401 Park Avenue South Associates LLC and Health Management Systems, Inc.

10.1(v) Seventh Amendment of Lease dated as of April 1, 2001 to the lease for the eighth, ninth, tenth, a portion of the eleventh and a portion of the twelfth floors by and between 401 Park Avenue South Associates LLC and Health Management Systems, Inc.

10.1(vi) Fifth Amendment of Lease dated as of May 1, 2003 to the lease for a portion of the eleventh floor by and between 401 Park Avenue South Associates LLC and Health Management Systems, Inc.

10.2(i) Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster

10.2(ii) Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster

10.3 Employment Agreement dated as of March 1, 2001, by and between Health Management Systems, Inc. and Alan Hayes