Form 10-Q
period 2001-07-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2001-09-19
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at September 7, 2001
  ----------------------------               --------------------------------
  Common Stock, $.01 Par Value                      17,865,361 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JULY 31, 2001


PART I           FINANCIAL INFORMATION                                      Page
                                                                             No.
Item 1           Interim Financial Statements
                     Condensed Consolidated Balance Sheets                   1
                     (unaudited) as of July 31, 2001 and
                     October 31, 2000

                     Condensed Consolidated Statements of Operations         2
                     (unaudited) for the three month and nine month
                     periods ended July 31, 2001 and 2000

                     Consolidated Statements of Comprehensive Income         3
                     (Loss) (unaudited) for the three month and
                     nine month periods ended July 31, 2001 and 2000

                     Consolidated Statement of Shareholders' Equity          4
                     (unaudited) for the nine month period ended
                     July 31, 2001

                     Condensed Consolidated Statements of Cash Flows         5
                     (unaudited) for the nine month periods ended
                     July 31, 2001 and 2000

                     Notes to Consolidated Financial Statements              6
                     (unaudited)

Item 2           Management's Discussion and Analysis of Financial          15
                 Condition and Results of Operations

Item 3           Quantitative and Qualitative Disclosures About             20
                 Market Risks

PART II          OTHER INFORMATION                                          20

SIGNATURES                                                                  21

EXHIBIT INDEX                                                               22

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  July 31,       October 31,
                                                                                                     2001            2000
                                                                                                  --------       -----------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                                   $ 15,783        $ 10,573
      Short-term investments                                                                         4,675           6,167
      Accounts receivable, net                                                                      17,228          22,853
      Income tax receivable                                                                           --               829
      Prepaid expenses and other current assets                                                      4,548           6,545
                                                                                                  --------        --------
          Total current assets                                                                      42,234          46,967

Property and equipment, net                                                                          4,895           6,410
Capitalized software costs, net                                                                      7,452           7,343
Goodwill, net                                                                                        7,160           7,425
Deferred income taxes, net                                                                          11,086           6,643
Other assets                                                                                         1,894             510
Net assets of discontinued operation                                                                  --             8,686
                                                                                                  --------        --------
      Total assets                                                                                $ 74,721        $ 83,984
                                                                                                  ========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                                       $ 11,718        $ 13,460
      Deferred revenue                                                                               2,715           3,380
      Net liabilities of discontinued operation                                                        835            --
                                                                                                  --------        --------
          Total current liabilities                                                                 15,268          16,840

Other  liabilities                                                                                   1,039           1,546
                                                                                                  --------        --------
      Total liabilities                                                                             16,307          18,386
                                                                                                  --------        --------
Commitments and contingencies

Shareholders' equity:
      Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued                      --              --
      Common stock - $.01 par value; 45,000,000 shares authorized;
          19,177,027 shares issued and 17,865,361 shares outstanding at July 31, 2001;
          18,563,922 shares issued and 17,252,256 shares outstanding at October 31, 2000               192             186
      Capital in excess of par value                                                                72,945          72,170
      Retained earnings/(accumulated deficit)                                                       (5,650)          1,652
      Accumulated other comprehensive loss                                                             (51)           (110)
      Treasury stock, at cost, 1,311,666 shares at July 31, 2001 and October 31, 2000               (8,300)         (8,300)
      Note receivable from sale of stock                                                              (722)           --
                                                                                                  --------        --------
          Total shareholders' equity                                                                58,414          65,598
                                                                                                  --------        --------
              Total liabilities and shareholders' equity                                          $ 74,721        $ 83,984
                                                                                                  ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three months ended July 31,     Nine months ended July 31,
                                                                         ---------------------------     --------------------------
                                                                           2001              2000*         2001              2000*
                                                                         --------           --------     --------          --------
Revenue                                                                  $ 20,606           $ 19,495     $ 62,129          $ 61,476
                                                                         --------           --------     --------          --------
Cost of services:
      Compensation                                                         11,173             11,736       34,484            36,390
      Data processing                                                       2,254              2,014        7,074             6,799
      Occupancy                                                             1,966              2,274        6,218             6,735
      Direct project costs                                                  4,636              1,642        9,259             8,090
      Other operating costs                                                 3,202              3,172        7,514             9,425
      Restructuring costs                                                    --                 --            785              --
                                                                         --------           --------     --------          --------
                                                                           23,231             20,838       65,334            67,439
                                                                         --------           --------     --------          --------
          Operating loss before amortization of intangibles                (2,625)            (1,343)      (3,205)           (5,963)
Amortization of intangibles                                                    88                 90          264               270
                                                                         --------           --------     --------          --------
      Operating loss                                                       (2,713)            (1,433)      (3,469)           (6,233)
Gain on sale of assets                                                      1,614               --          1,614              --
Net interest and net other income                                             197                300          582               864
                                                                         --------           --------     --------          --------
      Loss from continuing operations before income taxes and
          cumulative effect of change in accounting principle                (902)            (1,133)      (1,273)           (5,369)
Income tax benefit                                                           (328)              (471)        (463)           (2,216)
                                                                         --------           --------     --------          --------
      Loss from continuing operations before cumulative
          effect of change in accounting principle                           (574)              (662)        (810)           (3,153)
Discontinued operations:
      Income (loss) from discontinued operations, net                         299                (13)      (5,473)              552
      Estimated loss on disposal of discontinued operations, net           (1,019)              --         (1,019)             --
                                                                         --------           --------     --------          --------
          Loss before cumulative effect of
              change in accounting principle                               (1,294)              (675)      (7,302)           (2,601)
Cumulative effect of change in accounting
      principle, net of tax benefit ("cumulative effect")                    --                 --           --              21,965
                                                                         --------           --------     --------          --------
          Net loss                                                       $ (1,294)          $   (675)    $ (7,302)         $(24,566)
                                                                         ========           ========     ========          ========

Basic and diluted earnings per share data:
      Loss per share on continuing
          operations before cumulative effect                            $  (0.03)          $  (0.04)    $  (0.04)         $  (0.18)
      Income (loss) per share from discontinued operations, net             (0.04)              --          (0.37)             0.03
      Loss per share from cumulative effect, net                             --                 --           --               (1.26)
                                                                         --------           --------     --------          --------
          Net loss per share                                             $  (0.07)          $  (0.04)    $  (0.41)         $  (1.41)
                                                                         ========           ========     ========          ========
      Weighted average common shares outstanding                           17,859             17,496       17,694            17,481
                                                                         ========           ========     ========          ========


See accompanying notes to unaudited condensed consolidated financial statements. *restated for 2000, see note 4.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Three months ended              Nine months ended
                                                                                   July 31,                       July 31,
                                                                           ------------------------        ------------------------
                                                                              2001            2000*          2001           2000*
                                                                           --------        --------        --------        --------
Net loss                                                                   $ (1,294)       $   (675)       $ (7,302)       $(24,566)

Other comprehensive income, net of tax:

      Change in net unrealized appreciation/(depreciation)
          on short-term investments                                               8            (180)             59            (129)
                                                                           --------        --------        --------        --------
Comprehensive loss                                                         $ (1,286)       $   (855)       $ (7,243)       $(24,695)
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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                       Common Stock                   Retained    Accumulated                 Note
                                    ------------------  Capital In    Earnings/       Other                Receivable     Total
                                    # of Shares   Par    Excess Of  (Accumulated  Comprehensive  Treasury   From Sale  Shareholders'
                                    Outstanding  Value   Par Value     Deficit)   Income/(Loss)    Stock     of Stock     Equity
                                    ------------------  ----------  ------------  -------------  --------  ----------  -------------
Balance at October 31, 2000          17,252,256  $186     $72,170      $ 1,652       $(110)      $(8,300)      $   -     $65,598

 Net loss                                     -     -           -       (7,302)          -             -           -      (7,302)

 Shares issued for note receivable      550,000     5         717            -           -             -        (722)          -

 Shares issued under employee
     stock purchase plan                 63,105     1          58            -           -             -           -          59

 Change in net unrealized
     appreciation/(depreciation)
     on short-term investments                -     -           -            -          59             -           -          59

                                    -----------  -----  ----------  -----------      ------      --------  ----------  ----------

Balance at July 31, 2001             17,865,361  $192     $72,945      $(5,650)      $ (51)      $(8,300)      $(722)    $58,414
                                    ===========  =====  ==========  ===========      ======      ========  ==========  ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Nine months ended July 31,
                                                                                    ---------------------------
                                                                                       2001            2000*
                                                                                    -----------     -----------
Net cash provided by (used in) operating activities                                 $    1,240      $  (11,119)
                                                                                    -----------     -----------

Investing activities:
      Purchases of property and equipment                                               (1,013)         (1,852)
      Investment in software                                                            (2,960)         (3,308)
      Proceeds from sale of assets, EDI operations                                         450               -
      Proceeds from sale of assets, CDR operations                                       2,854               -
      Net proceeds from sales of short-term investments                                  1,551           6,668
                                                                                    -----------     -----------

          Net cash provided by investing activities                                        882           1,508
                                                                                    -----------     -----------

Financing activities:
      Proceeds from issuance of common stock                                                59              52
      Proceeds from exercise of stock options                                                -             346
                                                                                    -----------     -----------

          Net cash provided by financing activities                                         59             398
                                                                                    -----------     -----------

                  Net increase (decrease) in cash and cash equivalents                   2,181          (9,213)
Cash and cash equivalents at beginning of period                                        10,573          16,310
Cash provided by (used in) discontinued operations                                       3,029            (297)
                                                                                    -----------     -----------

Cash and cash equivalents at end of period                                          $   15,783      $    6,800
                                                                                    ===========     ===========


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

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-K for such year, and the unaudited interim consolidated financial statements as of and for the quarterly periods ended January 31, 2001 and April 30, 2001 included in the Company's Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (the "SEC").

2.   Reclassifications

     Certain reclassifications were made to prior amounts to conform to the current presentation.

3.   Divestitures

     Effective June 30, 2001, the Company sold substantially all of the assets of CDR Associates, Inc. ("CDR"), a wholly owned subsidiary, to CDR Associates, L.L.C., a Delaware limited liability corporation. The purchase price of $3.2 million consisted of $2.9 million in cash at closing and $280,000 in four scheduled payments to be made over the next seven months. The net assets sold and related transaction costs totaled $1.6 million, resulting in a gain on the sale of $1.6 million for the period ended July 31, 2001. The Company's CDR business generated net income of $436,000 on $2.7 million in revenue for the eight months ended June 30, 2001 and total operating assets as of June 30, 2001 were approximately $1.3 million. The Company's CDR business generated net income of $434,000 on $2.8 million in revenue for the fiscal year ended October 31, 2000.

     Effective January 1, 2001, the Company sold its electronic transaction processing ("EDI") business, consisting of substantially all of the assets of the Company's wholly owned subsidiary, Quality Medi-Cal Adjudication, Inc., and certain of the assets of its wholly owned subsidiary, Health Receivables Management, Inc., to Medi, Inc. ("Medi"), a privately held entity. The total sale price of $3.0 million consisted of: (i) $450,000 in cash at closing, (ii) a one-year secured promissory note in the principal amount of $275,000 and, (iii) $2.3 million of service credits. The Company applies these service credits against invoices for services rendered by Medi to the Company pursuant to a services agreement entered into between the parties at the time of closing. Through July 31, 2001, the Company has utilized $352,000 in service credits. The Company's EDI business generated a net loss of approximately $200,000 on $4.0 million in revenue during fiscal year 2000. The assets sold and related transaction costs totaled $3.0 million. Accordingly, no gain or loss resulted from this transaction.

4.   Change in Accounting Principle for Revenue Recognition

     After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption in the fourth quarter of its fiscal year ended October

     31, 2000, implementing a change in accounting principle with regard to revenue generated from clients seeking reimbursement from third party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred income tax liabilities. As a result of this change in accounting principle, the prior year first, second, and third quarters ended January 31, 2000, April 30, 2000, and July 31, 2000, respectively, have been restated to reflect the new policy. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 was $22.0 million, net of income tax benefit of $18.2 million.

     As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $37.2 million has subsequently completed its cycle and has been included in the Company's revenue and operating results through July 31, 2001, of which $3.9 and $12.6 million occurred in the three months and nine months ended July 31, 2001, respectively.

5.   Restructuring

     In the second quarter of fiscal year 2001, the Company recognized a restructuring charge of $785,000 primarily related to the closure of its Washington, D.C. office, consisting of $503,000 in employee costs, $32,000 in office lease costs, and $250,000 for the write-off on an initial fee paid for a third party liability recovery system which the Company has determined will not be put into use. Of the total restructuring charges, $422,000 remain as accrued liabilities at July 31, 2001.

6.   Discontinued Operations

     On July 31, 2001, the Company determined to discontinue the operations of its Payor Systems Group ("PSG") and pursue an orderly closure of the business. This decision followed from the notice of contract termination the Company received from the largest customer of PSG, which accounted for $1.1 million of the total $1.95 million of revenue in PSG for the quarterly period ended July 31, 2001. The Company's formal plan of discontinuance is expected to be substantially executed by June 2002, and includes provisions for on-going service to existing clients according to the current contract terms while pursuing early release from existing contract relationships or opportunities to assign the contracts to other service providers. As of July 31, 2001 the Company has estimated a pre-tax loss on disposal of $1.6 million, or $1.0 million after benefit for income taxes, as an estimate of the future results of operations for PSG until the final cessation of operations, largely reflective of employee severance costs and a general deterioration in operating results as the revenue base declines. The remaining net liabilities of PSG at July 31, 2001 include total assets of $2.5 million consisting of trade accounts receivable, property and equipment, and software development costs, and total liabilities of $3.3 million consisting of trade accounts payable and accrued expenses, and accrued operating losses and restructuring charges as described below.

     The results of PSG's operations have been reported separately as discontinued operations in the Statements of Operations. Prior year amounts have been restated to present the operations of PSG as a discontinued operation. PSG's results of operations for the three and nine month periods ended July 31, 2001 and 2000 are as follows:

                                          Three Months            Nine Months
                                          ended July 31,         ended July 31,
                                         2001       2000        2001       2000
                                       -------------------    ------------------
Revenue                                $ 1,946    $ 2,363     $ 7,048    $ 9,219

Income/(Loss) before income taxes      $   469    $   (23)    $(8,592)   $   940

Income tax
expense/(benefit)                      $   170    $   (10)    $(3,119)   $   388

Estimated loss on disposal of
discontinued operation, net of
income tax benefit of $581             $ 1,019    $  --       $ 1,019    $  --

     In the second quarter of fiscal year 2001, the Company incurred a restructuring charge of $5,080,000 related to PSG, resulting from the decision to discontinue development of its managed care system offering, after considering alternatives to its development partner's notification that it neither wished to purchase PSG nor continue to financially participate in the development of the system. The charge consisted of $3,464,000 for the write-off of capitalized software development and equipment, $810,000 for employee severance and consulting costs associated with approximately 60 positions, $678,000 for lease termination costs and leasehold improvement write-offs, and $128,000 in other miscellaneous costs. In the third quarter of fiscal year 2001, the Company recognized a net reduction to these restructuring charges resulting from a $635,000 negotiated settlement received from the development partner, and additional lease termination costs of $320,000. Of the total restructuring charges, $755,000 in lease termination and related facility costs and $34,000 of employee severance costs remain as liabilities at July 31, 2001.

     Also, during the second quarter of fiscal year 2001, as a result of the events leading to the restructuring charge discussed above, the Company recognized an asset impairment charge of $4,586,000 relating to the write-off of the goodwill and other intangible assets associated with the Company's prior acquisition of PSG.

7.   Accounts Receivable from the District of Columbia

     In July 2001 the Company recognized bad debt expense in the total amount of $2.7 million for the full amount of outstanding accounts receivable from the District of Columbia ("District"). This $2.7 million of accounts receivable consisted of $1.6 million for retroactive Disproportionate Share Hospital ("DSH") revenue recovery services for the D.C. Medicaid program, and $1.1 million for retroactive Medicaid rate adjustment services rendered to D.C. General Hospital. This bad debt expense is reflected on the Direct Project Costs line in the Company's Condensed Consolidated Statement of Operations for the periods ended July 31, 2001.

     With regard to the $1.6 million account receivable item, as a result of the Company's efforts in seeking payment the Chief Contracting Officer of the Department of Health informed the Company of the decision through a letter dated May 23, 2001, that the contract pursuant to which the Company rendered services in connection with the DSH revenue recovery project, including eight amendments to that contract, had been signed by a Contracting Officer of the Department of Human Services without the requisite contracting authority and therefore the contract was determined by the Chief Contracting Officer to be void ab initio. The Company believes the decision of the Chief Contracting Officer is erroneous. Nonetheless, in light of the decision and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company has determined to recognize bad debt expense for this receivable.

     With regard to the $1.1 million account receivable item, the Company had asserted a claim against the District of Columbia Public Benefit Corporation ("PBC") for services rendered to D.C. General

     Hospital. The Company received a letter dated April 6, 2001, from the Chief Executive Officer of the PBC stating why he believed no additional amounts were due the Company for the services rendered. The Company requested additional information and documentary support for the CEO's denial but these materials have not been provided. Effective April 30, 2001, the PBC was dissolved and responsibility for the Company's claim was transferred to the Executive Director of the D.C. Financial Responsibility and Management Assistance Authority. After the Company's further efforts to pursue collection with the Executive Director, the Company was informed by letter dated July 18, 2001 from the D.C. Corporation Counsel, that the matter was referred to the Department of Health for investigation. In light of the PBC CEO's denial, the subsequent correspondence between the parties, the unwillingness of the D.C. government to provide documentary support for the denial of payment, and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company has determined to recognize bad debt expense for this receivable.

     In conjunction with the total bad debt expense of $2.7 million discussed above, the Company recognized a reduction in subcontractor expense in the amount of $2.5 million, for the related contingency based payment that would have been due to the main service provider to the Company in fulfillment of these projects for the District. This reduction in subcontractor expense is reflected on the Direct Project Costs line in the Company's Condensed Consolidated Statement of Operations for the periods ended July 31, 2001. Also, the Company has determined that an advance of $2.5 million it had made to this same subcontractor is uncollectible and has recognized expense in the amount of the advance. This additional expense is reflected on the Direct Project Costs line in the Company's Condensed Consolidated Statement of Operations for the periods ended July 31, 2001.

8.   Equity Transactions

     In March 2001, as a condition of joining the Company as President and Chief Operating Officer, Robert H. Holster was granted options to purchase 700,000 shares of the Company's common stock at $1.19 per share, the then current market price. On March 30, 2002, 100,000 of the options fully vest and the remaining 600,000 options vest ratably in eight equal quarterly installments, commencing June 30, 2002. The grant of options to Mr. Holster was exempt from the registration provisions of the Securities Act of 1933, as amended ("the Act"), pursuant to Section 4(2) thereof relating to transactions not involving a public offering.

     In January 2001, as a condition of the employment of William F. Miller III as Chairman and Chief Executive Officer of the Company, the Company's Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided the financing for Mr. Miller to purchase directly from the Company 550,000 shares of the Company's common stock in exchange for a full recourse loan for $721,875, bearing interest at the rate of 6.5% per annum, with the principal and interest payable annually in two equal installments commencing January 9, 2002. The sale of common stock to Mr. Miller was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof relating to transactions not involving a public offering.

9.   Credit Facility

     The Company's credit facility, consisting of a $10 million committed revolver and $20 million advised line of credit, expired on February 13, 2001. The Company had not drawn and did not intend to draw on this facility, and therefore the Company did not renew the facility.

10.  Segment Information

     The Company measures the performance of its operating segments utilizing operating income (loss), excluding restructuring costs, as reflected in the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation.

                                                                    Total        Provider        Payor
                                                                   Revenue        Revenue       Revenue       Total        Decision
                                                       Total       Services       Service      Services      Software      Support
($ in Thousands)                                        HMS        Division        Group         Group       Division       Group
------------------------------------------------------------------------------------------------------------------------------------
Three months ended July 31, 2001
Revenue                                              $ 20,606      $ 15,236      $  8,351      $  6,885      $  5,370     $  5,370
Operating income (loss), excluding
        restructuring costs                            (2,713)       (2,734)       (3,919)        1,185            21           21
------------------------------------------------------------------------------------------------------------------------------------
Three months ended July 31, 2000
Revenue                                                19,495        14,163         9,911         4,252         5,332        5,332
Operating income (loss), excluding
        restructuring costs                            (1,433)       (2,159)         (322)       (1,837)          726          726
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended July 31, 2001
Revenue                                                62,129        45,207        25,623        19,584        16,922       16,922
Operating income (loss), excluding
        restructuring costs                            (2,684)       (4,254)       (5,662)        1,408         1,570        1,570
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended July 31, 2000
Revenue                                                61,476        45,651        33,578        12,073        15,825       15,825
Operating income (loss), excluding
        restructuring costs                            (6,233)       (7,873)       (2,384)       (5,489)        1,640        1,640
------------------------------------------------------------------------------------------------------------------------------------

     The difference between "Operating income (loss), excluding restructuring charges" and "Income (loss) before income taxes and cumulative effect of change in accounting principle" is "Restructuring costs", "Gain on sale of assets" and "Net interest and net other income," which totaled $1,811,000 and $300,000 for the three months ended July 31, 2001 and 2000, respectively, and $1,411,000 and $864,000 for the nine months ended July 31, 2001 and 2000, respectively.

11.  Legal Proceedings

a)   HHL Financial Services, Inc.

     On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes (the second cause of action). The complaint alleges that, as a result of the alleged breaches of fiduciary duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2.3 million (the unpaid amount of the Notes) plus interest. Plaintiffs moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was decided by the Court on June 5, 2001. At that time, the Court dismissed the first cause of action and ruled that it would abstain on dismissal of the second cause of action. The Company intends to continue its vigorous defense of the remaining second cause of action in the lawsuit in the New York State Court. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

b)    IHHS, Inc.

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

c)    Davis & Associates, Inc.

      On May 1, 2001, the United States District Court for the Southern District of New York issued an Opinion and Order granting the Company's motion for summary judgement and dismissing the complaint alleged in a lawsuit commenced by Davis & Associates, Inc. ("D&A"). The complaint alleged, among other things, that the Company breached contractual obligations to D&A, wrongfully induced D&A to enter into various contracts with the Company, and wrongfully interfered with D&A's ability to perform under several contracts and pursue unspecified business opportunities. D&A sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. D&A filed a Notice of Appeal on June 4, 2001, which was dismissed by the Second Circuit Court of Appeals on July 2, 2001.

d)    District of Columbia

      In March, 2001, the Company commenced a lawsuit in the Superior Court of the District of Columbia, Civil Division, against the District of Columbia ("D.C." or the "District"), Carolyn N. Graham, in her official capacity as Interim Director of the District of Columbia Department of Human Services (the "DHS"), and Ivan C. A. Walks, M.D., in his official capacity as Director of the District of Columbia Department of Health, seeking to recover amounts owed to the Company by the District for services rendered in conducting a retroactive Disproportionate Share Hospital ("DSH") revenue recovery project for the D.C. Medicaid program. In June 2001, the District made a motion to dismiss the Company's complaint on the grounds that the Court lacks jurisdiction and that any legal proceedings related to the Company's claims are to be brought before the D.C. Board of Contract Appeals. In the interim, the Chief Contracting Officer of the Department of Health has taken the position that the Company has no claim, issuing a decision dated May 23, 2001, that the contract pursuant to which the Company rendered services in connection with the DSH revenue recovery project, including eight amendments to that contract, had been signed by a Contracting Officer of the DHS without the requisite contracting authority and therefore the contract was determined by the Chief Contracting Officer to be void ab initio, noting that the Company may submit a request for compensation of its actual costs allocable to the work performed under the contract. A decision of a Contracting Officer is subject to appeal to the District Board of Contract Appeals. The Company believes that the decision of the Chief Contracting Officer was erroneous and an attempt on the part of the District to avoid paying fees properly owing for revenue recovered by the District as a result of services rendered by the Company. In August 2001, the

      Company withdrew its lawsuit and filed an appeal to the District Board of Contract Appeals of the decision of the Chief Contracting Officer. See note 7 above regarding the bad debt expense the Company has recognized for these receivables.

      Other legal proceedings to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

12.   Earnings Per Share

      Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. For all periods presented, except as provided below, the common stock equivalents are excluded from the weighted average shares as it would be antidilutive to the per share calculation. For the nine month period ended July 31, 2000 there was net income after provision for income tax from discontinued operations of $552,000. The diluted weighted average number of shares outstanding for this period however, was only nominally larger than the basic weighted average number of shares outstanding (as provided below), such that the basic earnings per share as presented on the Condensed Consolidated Statements of Operations is the same as the diluted earnings per share amount. Consequently, the Company has not presented the diluted weighted average number of shares on the Condensed Consolidated Statements of Operations for this period. The diluted weighted average number of shares outstanding for the nine months ended July 31, 2000 was 17,513,000.

13.   Supplemental Cash Flow Disclosures

      Cash paid for income taxes during the nine months ended July 31, 2001 and 2000 was $109,000 and $170,000, respectively. Cash paid for interest during the nine months ended July 31, 2001 and 2000 was $30,000 and $72,000, respectively.

      The Company recorded zero and $36,000 for the nine months ended July 31, 2001 and 2000, respectively, as disqualified dispositions related to the sale of stock acquired through the exercise of certain compensatory stock options, thereby reducing the Company's tax liability and increasing shareholders' equity in like amounts.

      Non-cash investing activities for the nine months ended July 31, 2001 consist of: (1) a $275,000 note receivable and $2.3 of service credits, received as consideration in the sale of the Company's EDI business in January 2001, and (2) a receivable of $280,000 resulting from the sale of the Company's CDR business in July 2001.

      Non-cash financing activities for the nine months ended July 31, 2001 consist of a $721,875 note receivable received from the Company's new Chief Executive Officer and Chairman of the Board of Directors in exchange for 550,000 shares of common stock.

14.   Impact of Recently Issued Accounting Standards

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective for fiscal years beginning after December 15, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

      As of July 31, 2001, the Company has unamortized goodwill in the amount of $6.7 million, no unamortized identifiable intangible assets and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0.3 million and $0.9 million for the nine months ended July 31, 2001 and the twelve months ended October 31, 2000, respectively. The expense for the twelve months ended October 31,

      2000, includes the now discontinued PSG operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of HMSY, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of HMSY to reduce costs in view of its revised revenue outlook, to grow internally or by acquisition, to effectively integrate acquired businesses, and to divest non-strategic assets; (iii) the uncertainties of litigation; (iv) HMSY's dependence on significant customers; (v) changing conditions in the healthcare industry which could simplify the reimbursement process and adversely affect HMSY's business; (vi) government regulatory and political pressures which could reduce the rate of growth of healthcare expenditures and/or discourage the assertion of claims for reimbursement against and delay the ultimate receipt of payment from third party payors; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

The Company's revenue from continuing operations increased by $1.1 million to $20.6 million for the third quarter ended July 31, 2001 compared with $19.5 million for the comparable prior year quarter. The increase in revenue from the prior year period reflects an increase in one of the Company's three operating groups, a decrease in one of the operating groups, and no change in the third operating group.

The Revenue Services Division, comprised of the Provider Revenue Services Group ("Provider") and the Payor Revenue Services Group ("Payor"), generated revenue of $15.2 million for the third quarter of fiscal year 2001, an increase of $1.0 million from the comparable prior year period. This net increase of $1.0 million consists of a $2.6 million increase in Payor revenue reduced by a $1.6 million decrease in Provider revenue. The increase in Payor revenue resulted from an expansion in the scope of services provided to two state clients and an increase in revenue with two other state clients resulting from the completion of certain revenue generating events during the current period. The net decrease in Provider revenue resulted from: (1) a decrease associated with the sale of the Company's EDI business during the first quarter of the current fiscal year, (2) a decrease associated with the loss of three clients, (3) a decrease resulting from certain one-time revenue opportunities with a customer in the prior year period, (4) an increase in revenue associated with an increase in activities with three clients, and (5) an increase in revenue associated with several new clients.

The Software Division, currently comprised of the Decision Support Group ("Decision Support"), generated revenue of $5.4 million for the third quarter of fiscal year 2001, unchanged from the comparable prior year period. The Software Division previously also included the Payor Systems Group, which effective July 31, 2001, the Company determined to be a discontinued operation. See note 6 to the interim financial statements for a complete discussion of this decision and the results of operations for this Group. The Decision Support revenue for the current period compared with the prior year comparable period includes increases in license and maintenance revenue associated with new product versions offset by decreases in consulting service revenue and a decrease in other revenue resulting from more hardware sales in the prior year period.

The Company's total cost of services for the third quarter of fiscal year 2001 was $23.2 million, an increase of $2.4 million compared with the prior year third quarter. This net increase was largely due to $2.7 million in bad debt expense associated with certain accounts receivable from the District of Columbia ("District"). See note 7 to the interim financial statements for additional discussion of this bad debt expense. The Company experienced other cost of services expense fluctuations compared with the prior year period as follows. Compensation expense of $11.2 million decreased by $0.6 million from the prior year third quarter largely reflective of reduced staff levels resulting from the Company's various restructuring efforts and business divestitures, partially offset by increased performance and retention bonuses. Data processing costs of $2.3 million increased by $0.2 million from the prior year third quarter resulting from increased amortization costs for internally developed product costs in the Decision Support Group, increased general office desktop computer expenses, and offset by decreased mainframe hardware and software equipment rental costs. Occupancy costs of $2.0 million decreased by $0.3 million from the prior year third quarter reflective of a general decrease in telecommunications and utilities associated with the decreased staff levels, and a reduction in expense resulting from a recent subleasing arrangement. Direct project costs of $4.6 million increased by $3.0 million from the prior year third quarter substantially due to the $2.7 million of bad debt expense associated with the accounts receivable from the District discussed in note 7 to the interim financial statements, and due to subcontractor service fees incurred for the types of services previously fulfilled internally by the recently sold EDI and CDR operations. See note 3 to the interim financial statements. Other operating costs of $3.2 million remained unchanged from the prior year third quarter reflecting the offsetting impact of an increase in technology consulting fees associated with a new product development effort, greater provisional bad debt expense in the prior year period, and decreases in marketing/advertising and travel costs.

Net interest and net other income and expense of $1.8 million for the current year third quarter includes a $1.6 million gain on sale. The gain on sale resulted from the June 30, 2001 sale of substantially all of the assets and certain liabilities of the Company's wholly owned subsidiary, CDR Associates, Inc., for $3.2 million. See note 3 to the interim financial statements.

The effective income tax rates of 36% and 41% for the third quarter of fiscal year 2001 and 2000, respectively, represent the combined federal and state income tax rates as necessary. The decrease in the current period tax rate was attributable to the tax effect of the non-deductible portion of impairment charges incurred during the current fiscal year. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets, net of valuation allowance. In addition, the resultant increase in the net deferred income tax asset may be offset in part by future taxable gains from additional divestitures, although there can be no assurances that such divestitures will be concluded or produce taxable gains.

Loss from discontinued operations includes the results of operations and estimated loss on disposal of the Company's Payor Systems Group. During July 2001, in light of the loss of two significant customers during 2001 and a determination that this segment did not fit with the long-term strategies and operations of the business at-large, the Company implemented a formal plan to dispose of this business segment through an orderly wind-down of operations expected to largely be completed by June 2002. The total loss related to the discontinued operations of $0.7 million in the current year third quarter includes a pre-tax accrual of $1.6 million for the estimated future operating losses during the disposal period. See note 6 to the interim financial statements.

For the third quarter ended July 31, 2001, the Company incurred a net loss of $1.3 million or $0.07 per common share, compared to a net loss of $0.7 million or $0.04 per common share during the prior year third quarter. The increase in net loss was principally the net result of the increase in cost of services related to the accounts receivable bad debt expense, the gain on sale of CDR, and the increased loss from discontinued operations, all as discussed above.

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

The Company's revenue increased by $0.6 million to $62.1 million for the nine months ended July 31, 2001 compared with $61.5 million for the comparable prior year period. The increase in revenue from the prior year period reflects an increase in two of the Company's three operating groups, and a decrease in one of the operating groups.

The Revenue Services Division, comprised of the Provider Revenue Services Group ("Provider") and the Payor Revenue Services Group ("Payor"), generated revenue of $45.2 million for the nine month period ended July 31, 2001, a decrease of $0.5 million from the comparable prior year period. This net decrease of $0.5 million consists of a $8.0 million decrease in Provider revenue partially offset by a $7.5 million increase in Payor revenue. The decrease in Provider revenue resulted from: (1) the non-recurrence of significant revenue during the prior year period for disproportionate share and retroactive Medicaid rate adjustment services performed for the District of Columbia, (2) the loss of eight clients which had been on-going or one-time project clients during the prior year period, (3) the sale of the Company's EDI business during the first quarter of the current fiscal year, (4) a temporary slowdown in activities with one client, and (5) the non-recurrence of a significant revenue opportunity with a client that occurred in the prior year period. These Provider revenue decreases were offset by increases resulting from: (1) increased revenue with two clients associated with an increase in the scope of services provided, for several facilities and several fiscal years of activity, (2) increased revenue from five clients associated with a new service offering, and (3) three particular new clients.

The increase in Payor revenue resulted from: (1) increased revenue on three state projects which had not yet produced significant revenue during the prior year period, (2) improved yields on one state project, and (3) specific expanded scope services on one state project. These Payor revenue increases were slightly offset by a decrease resulting from the termination of two state clients since the comparable prior year period.

The Software Division, currently comprised of the Decision Support Group ("Decision Support"), generated revenue of $16.9 million for nine months ended July 31, 2001 an increase of $1.1 million compared with the prior year period. Tbe Software Division previously also included the Payor Systems Group, which effective July 31, 2001 the Company determined to be a discontinued operation. See note 6 to the interim financial statements for a complete discussion of this decision and the results of operations for this Group. The Decision Support revenue for the current period compared with the prior year comparable period includes increases in license and maintenance revenue associated with the sale of new product versions, offset by decreases in consulting service revenue particularly with the Groups' largest client, and a decrease in other revenue resulting from fewer hardware sales.

The Company's total cost of services for the nine months ended July 31, 2001 was $65.3 million, a decrease of $2.1 million compared with the prior year period. This net decrease, which occurred across almost all of the Company's regular operating cost categories, was reflective of the sale of the Company's EDI business during the first quarter of the current fiscal year and general cost decreases resulting from the Company's restructuring efforts reported at the end of fiscal year 2000. The Company experienced cost of services expense fluctuations compared with the prior year nine month period as follows. Compensation expense of $34.5 million decreased by $1.9 million from the prior year period largely reflective of reduced staff levels resulting from the Company's various restructuring efforts and business divestitures, partially offset by increased performance bonuses which are awarded quarterly during the current year but did not exist in the prior year, and retention bonuses to key employees as an inducement for them to stay with the Company during the strategic refocusing process. Data processing costs of $7.1 million increased by $0.3 million from the prior year nine month period resulting from increased amortization costs for internally developed products costs in the Decision Support Group, increased mainframe hardware and software maintenance costs, reduced by a decrease in hardware rental costs. Occupancy costs of $6.2 million decreased by $0.5 million from the prior year nine month period due to the previously noted sale of the Company's EDI business and a general decrease in voice/data telecommunications and utilities associated with the decreased staff levels. Direct project costs of $9.3 million increased by $1.2 million from the prior year nine month period due to: (1) the current year $2.7 million of bad debt expense associated with account receivables from the District discussed in note 7 to the interim financial statements, (2) increased marketing partner fees associated with the conclusion of a vendor relationship, and (3) increased subcontractor service fees incurred for the types of services previously fulfilled internally by the recently sold EDI operations, see note 3 to the interim financial statements. These direct project cost increases were offset by a decrease resulting from the non-recurrence of significant subcontractor fees recognized in the prior year period associated with the District projects, and a decrease in keypunch and data costs due the specific needs of project activities in the prior year period. Other operating costs of $7.5 million, decreased by $1.9 million from the prior year nine month period due to significant non-recurring programming costs incurred in the prior year period and decreases in marketing/advertising and travel costs. These other operating cost decreases were offset by increases for technology consulting fees associated with new product development and professional fees associated with the Company's divestiture activities.

In the second quarter of fiscal year 2001, the Company recognized a restructuring charge of $785,000 related to the closure of its Washington, D.C. office, consisting of $503,000 in employee costs, $32,000 in office lease costs, and $250,000 for the write-off on an initial fee paid for a third party liability recovery system which the Company has determined will not be put into use.

Net interest and net other income and expense of $2.2 million for the current year nine month period includes a $1.6 million gain on sale. The gain on sale resulted from the June 30, 2001 sale of substantially all of the assets and certain liabilities of the Company's wholly owned subsidiary, CDR Associates, Inc., for $3.2 million. See note 3 to the interim financial statements.

The effective income tax rates of 36% and 41% for the nine month periods ended July 31, 2001 and 2000, respectively, represent the combined federal and state income tax rates as necessary. The decrease in the current period tax rate was attributable to the tax effect of the deductible portion of impairment charges incurred during the current fiscal year. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets, net of valuation allowance. In addition, the resultant increase in the net deferred income tax asset may be offset in part by future taxable gains from divestitures, although there can be no assurances that such divestitures will be concluded or produce taxable gains.

Loss from discontinued operations includes the operations of the Company's Payor Systems Group. During July 2001, in light of the loss of two significant customers during 2001 and a determination that this segment did not fit with the long-term strategies and operations of the business at-large, the Company implemented a formal plan to dispose of this business through an orderly wind-down of operations. The loss from discontinued operations of $6.5 million in the current year nine month period includes an accrual of $1.6 million for the estimated future operating losses during the disposal period, and previously reported restructuring charges of $5.1 million and impairment of asset charges of $4.6 million. See note 6 to the interim financial statements.

The cumulative effect of change in accounting principle, net of income tax benefit of $22.0 million recognized in the prior year nine month period, reflects the Company's early adoption of SAB 101, as previously reported.

For the nine months ended July 31, 2001, the Company incurred a net loss of $7.3 million or $0.41 per common share, compared to a net loss of $24.6 million or $1.41 per common share during the prior year nine month period. The decrease in net loss was principally the result of the $22.0 million cumulative effect of change in accounting principle, net of income tax benefit, in the prior year nine month period and the $1.6 million gain on sale of assets in the current year period, offset by the significant loss from discontinued operations during the current period resulting from restructuring and asset impairment charges, and the $2.7 million of bad debt expense associated with the District projects, during the current year nine month period.

Liquidity and Capital Resources

Historically, the Company's principal sources of funds are operations and the remaining proceeds from the Company's initial public offering in 1992. At July 31, 2001, the Company's cash and short-term investments and net working capital were $20.5 million and $27.0 million, respectively, compared with $16.7 million and $30.1 million, respectively, at October 31, 2000. The Company's credit facility, consisting of a $10 million committed revolver and $20 million advised line of credit, expired on February 13, 2001. The Company had not drawn and did not intend to draw on this facility, and therefore the Company did not renew the facility.

For the nine months ended July 31, 2001, cash provided by operating activities was $1.2 million. During the same period the Company received proceeds of $3.3 million from the sale of the assets of its EDI and CDR operations, and invested $4.0 million in internally developed software and property and equipment. The Company anticipates devoting increasingly more resources to product and system development and enhancements and believes that significant continuing development efforts will be necessary to adapt to changing marketplace requirements, and to sustain its operations.

As previously reported, the Company is considering divesting other non-strategic assets and business operations. As noted above the Company sold its EDI and CDR businesses during the first nine months of fiscal year 2001 and retained an investment banking firm to assist in other potential divestitures. Additionally, the Company has made financial commitments to certain key employees to induce them to stay during the Company's restructuring, which it currently estimates could total $1.6 million depending on the completion of divestitures, and of which, $0.9 million has been paid as of July 31, 2001. Further, the Company is also in the midst of developing additional restructuring plans focused on reducing and re-engineering information systems and administrative infrastructures which may result in additional operating and restructuring charges, although currently no additional restructuring charges are expected for the balance of fiscal year 2001.

As the Company divests non-strategic assets and develops new service offerings, it may seek to acquire companies that supply targeted healthcare providers and/or payors with information management software, systems, or services which complement its existing technology, software applications, or client base. The Company believes that such acquisition opportunities exist, in part, due to the competitive pressures on local service businesses that lack adequate capital, technical, and management resources. There can be no assurances that the Company will have or be able to obtain the necessary resources to acquire subsequently identified candidates.

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. Since the inception of the repurchase program the Company has repurchased 1,311,666 shares having an aggregate purchase price of $8,300,000. No shares have been repurchased in fiscal year 2001.

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

The table below presents the historic cost basis and fair value for the Company's investment portfolio as of July 31, 2001, and the related weighted average interest rates by year of maturity:

                                       2001             2002               2003       Historical Cost           Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Fixed income assets:
   Governmental Securities            $   0          $ 4,648,000         $    0          $4,648,000            $ 4,675,000
   Average interest rate               0.00%                5.01%          0.00%               5.01%
-----------------------------------------------------------------------------------------------------------------------------------


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- See Note 11 of Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings.

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



Date: September 14, 2001              HEALTH MANAGEMENT SYSTEMS, INC.
                                      --------------------------------
                                                 (Registrant)



                                      By: /s/ William F. Miller III
                                      ------------------------------------
                                      William F. Miller III
                                      Chairman and Chief Executive Officer



                                      By: /s/ Robert M. Holster
                                      ------------------------------------
                                      Robert M. Holster
                                      President, Chief Operating Officer, and
                                      Interim Chief Financial Officer

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit Number       Description of Exhibits
--------------       -----------------------
2                    Asset Purchase Agreement by and among Health Management
                     Systems, Inc., CDR Associates, Inc., CDR Associates,
                     L.L.C., Joseph H. Czajkowski, and Jeffrey R. Donnelly