Form 10-QT
period 2000-12-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2001-12-19
CIK 861179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  November 1, 2000 to   December 31, 2000


                         Commission File Number 0-20946

                       Health Management Systems, Inc.
            (Exact name of registrant as specified in its charter)

            New York                                   13-2770433
---------------------------------            --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at December 1, 2001
----------------------------------           --------------------------------
  Common Stock, $.01 Par Value                      17,900,361 Shares

                         HEALTH MANAGEMENT SYSTEMS, INC.
                               INDEX TO FORM 10-Q

               Two Month Transition Period ended December 31, 2000

PART I           FINANCIAL INFORMATION                                  Page No.
Item 1           Financial Statements

                      Condensed Consolidated Balance Sheets                1
                     (unaudited) as of December 31, 2000 and October
                     31, 2000

                     Condensed Consolidated Statements of Operations      2
                     (unaudited) for the two month periods ended
                     December 31, 2000 and 1999

                     Consolidated Statements of Comprehensive Loss        3
                     (unaudited) for the two month periods ended
                     December 31, 2000 and 1999

                     Consolidated Statement of Shareholders' Equity       4
                     (unaudited) for the two month period ended
                     December 31, 2000

                     Condensed Consolidated Statements of Cash Flows      5
                     (unaudited) for the two month periods ended
                     December 31, 2000 and 1999

                     Notes to Consolidated Financial Statements           6
                     (unaudited)

Item 2           Management's Discussion and Analysis of Financial       13
                 Condition and Results of Operations

Item 3           Quantitative and Qualitative Disclosures About          16
                 Market Risks

PART II          OTHER INFORMATION                                       16

SIGNATURES                                                               17

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)
                                   (unaudited)

                                                                                                December 31,    October 31,
                                                                                                   2000            2000
                                                                                                ------------    ------------
                                                     Assets
Current assets:
     Cash and cash equivalents                                                                   $ 6,187         $10,573
     Short-term investments                                                                        7,387           6,167
     Accounts receivable, net                                                                     18,579          19,286
     Prepaid expenses and other current assets                                                     7,875           8,548
                                                                                                 -------         -------
        Total current assets                                                                      40,028          44,574

Property and equipment, net                                                                        5,051           5,509
Capitalized software costs, net                                                                    2,049           1,835
Goodwill, net                                                                                      7,366           7,425
Deferred income taxes, net                                                                         7,156           6,643
Other assets                                                                                         506             489
Net assets of discontinued operations                                                             13,146          11,468
                                                                                                 -------         -------

     Total assets                                                                                $75,302         $77,943
                                                                                                 =======         =======

                           Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                       $ 9,005         $10,748
     Deferred revenue                                                                                 36              51
                                                                                                 -------         -------
        Total current liabilities                                                                  9,041          10,799

Other liabilities                                                                                  1,480           1,546
                                                                                                                 -------
                                                                                                 -------         -------
     Total liabilities                                                                            10,521          12,345
                                                                                                 -------         -------

Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued                        -               -
     Common stock - $.01 par value; 45,000,000 shares authorized;
        18,563,922 shares issued and 17,252,256 shares outstanding at December 31, 2000;
        18,563,922 shares issued and 17,252,256 shares outstanding at October 31, 2000               186             186
     Capital in excess of par value                                                               72,170          72,170
     Retained earnings                                                                               817           1,652
     Accumulated other comprehensive loss                                                            (92)           (110)
     Treasury stock, at cost, 1,311,666 shares at December 31, 2000 and October 31, 2000          (8,300)         (8,300)
                                                                                                 -------         -------

        Total shareholders' equity                                                                64,781          65,598
                                                                                                 -------         -------

            Total liabilities and shareholders' equity                                           $75,302         $77,943
                                                                                                 =======         =======


See accompanying notes to unaudited condensed consolidated financial statements.

          HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)


                                                                        Two months ended December 31,
                                                                       -----------------------------
                                                                         2000             1999
                                                                       --------          --------

Revenue                                                                $  9,207          $  8,524
                                                                        --------          --------

Cost of services:
     Compensation                                                         6,037             6,204
     Data processing                                                      1,173             1,274
     Occupancy                                                            1,306             1,192
     Direct project costs                                                   737             1,464
     Other operating costs                                                1,381             1,732
     Amortization of intangibles                                             59                61
                                                                       --------          --------

                                                                         10,693            11,927
                                                                       --------          --------

     Operating loss                                                      (1,486)           (3,403)
Net interest and net other income                                           138               221
                                                                       --------          --------
     Loss from continuing operations before income taxes and
        cumulative effect of change in accounting principle              (1,348)           (3,182)
Income tax benefit                                                         (548)           (1,320)
                                                                       --------          --------
     Loss from continuing operations before cumulative
        effect of change in accounting principle                           (800)           (1,862)
Discontinued operations:
     Income (loss) from discontinued operations, net                        (35)              525
                                                                       --------          --------
        Loss before cumulative effect of
            change in accounting principle                                 (835)           (1,337)
Cumulative effect of change in accounting
     principle, net of tax benefit ("cumulative effect")                     --           (21,965)
                                                                       --------          --------

        Net loss                                                       $   (835)         $(23,302)
                                                                       ========          ========

Basic and diluted earnings per share data:
     Loss per share from continuing
        operations before cumulative effect                            $  (0.05)         $  (0.11)
     Income (loss) per share from discontinued operations, net            (0.00)             0.03
     Loss per share from cumulative effect, net                              --             (1.26)
                                                                       --------          --------

        Net loss per share                                             $  (0.05)         $  (1.34)
                                                                       ========          ========

     Weighted average common shares outstanding                          17,252            17,403
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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                ($ In Thousands)
                                   (unaudited)

                                                                                  Two months ended
                                                                                    December 31,
                                                                               -----------------------
                                                                                  2000         1999
                                                                               ----------    ---------

Net loss                                                                       $    (835)    $ (23,302)

Other comprehensive income, net of tax:

     Change in net unrealized appreciation on short-term investments                  18           10
                                                                               ----------   ----------

Comprehensive loss                                                             $    (817)   $ (23,292)
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

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                ($ In Thousands)
                                  (unaudited)


                                             Common Stock
                                     ---------------------------           Capital In
                                     # of Shares            Par            Excess Of            Retained
                                        Issued             Value           Par Value            Earnings
                                     -----------          ------           ----------           ---------

Balance at October 31, 2000            18,563,922         $      186         $   72,170         $    1,652

     Net loss                                  --                 --                                 (835)

     Change in net unrealized
        appreciation on
        short-term investments                 --                 --                 --                 --

                                       ----------         ----------         ----------         ----------

Balance at December 31, 2000           18,563,922         $      186         $   72,170         $      817
                                       ==========         ==========         ==========         ==========

                                      Accumulated
                                          Other                    Treasury Stock                  Total
                                      Comprehensive       -----------------------------          Shareholders'
                                      Income/(Loss)       # of Shares           Amount             Equity
                                     ---------------      ------------        ---------          -----------

Balance at October 31, 2000                ($110)          1,311,666            ($8,300)         $   65,598

     Net loss                                  --                  --                 --                (835)

     Change in net unrealized
        appreciation on
        short-term investments                 18                  --                 --                  18

                                       ----------          ----------         ----------          ----------

Balance at December 31, 2000           ($      92)          1,311,666         ($   8,300)         $   64,781
                                       ==========          ==========         ==========          ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                       HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ In Thousands)
                                         (unaudited)


                                                                            Two months
                                                                         ended December 31,
                                                                     --------------------------
                                                                         2000           1999
                                                                     -----------    -----------
Net cash used in operating activities                                $   (1,237)    $   (9,939)
                                                                     -----------    -----------

Investing activities:
     Purchases of property and equipment                                    (55)           (85)
     Investment in software                                                (214)             -
     Net purchases of short-term investments                             (1,202)        (2,932)
                                                                     -----------    -----------

        Net cash used in investing activities                            (1,471)        (3,017)
                                                                     -----------    -----------


Cash provided by (used in) financing activities                               -              -
                                                                     -----------    -----------

               Net decrease in cash and cash equivalents                 (2,708)       (12,956)
Cash and cash equivalents at beginning of period                         10,573         16,310
Cash (used in) provided by discontinued operations                       (1,678)         1,475
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $    6,187     $    4,829
                                                                     ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Item 1 Notes to Unaudited Financial Statements:

1. Unaudited Interim Financial Information
   The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The management of Health Management Systems, Inc. ("HMSY" or the "Company") is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in these notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

   These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the fiscal year ended October 31, 2000 included in the Company's Annual Report on Form 10-K for such year, and the unaudited interim consolidated financial statements as of and for the quarterly periods ended January 31, 2001, April 30, 2001 and July 31, 2001 included in the Company's Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (the "SEC").

   On October 30, 2001, the Board of Directors of Health Management Systems,
    Inc. elected to change the Company's fiscal year end from October 31 to December 31 effective with the year beginning January 1, 2001, as announced in its current report on Form 8-K filed on November 13, 2001. The two month period ended December 31, 2000 is the Company's transition period. This Transition Report on Form 10-Q presents the Company's results of operations for the two month periods ended December 31, 2000 and 1999.

2. Reclassifications
   Certain reclassifications were made to prior period amounts to conform to the current presentation.

3. Change in Accounting Principle for Revenue Recognition
   After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption in the fourth quarter of its fiscal year ended October 31, 2000, implementing a change in accounting principle with regard to revenue generated from clients seeking reimbursement from third party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third party payor has remitted payment to its client, thereby eliminating unbilled receivables and substantially reducing deferred income tax liabilities.

   As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $27.9 million subsequently completed its cycle and was included in the Company's revenue and operating results through December 31, 2000 of which $3.3 million and $7.2 million related to the two months ended December 31, 2000 and 1999, respectively.

4. Restructuring
   In the fourth quarter of fiscal year 2000, having completed a full-scale strategic planning process, the Company began implementation of a restructuring plan and recorded a restructuring charge of $3,483,000. At December 31, 2000, the remaining liabilities associated with this restructuring charge consist of $442,000 for occupancy costs, and $1,009,000 for compensation costs, of which $542,000 is presented as a long term liability.

5. Credit Facility
   The Company's credit facility, consisting of a $10 million committed revolver and $20 million advised line of credit, expired on February 13, 2001. The Company had never drawn on this facility and did not intend to draw on this facility, and therefore the Company did not renew the facility.

6. Segment Information
   The Company measures the performance of its operating segments utilizing operating income (loss), as reflected in the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation.


                                                      Provider           Payor
                                                      Revenue           Revenue
                                       TOTAL          Services          Services
($ in Thousands)                        HMS             Group            Group
-------------------------------------------------------------------------------
Two months ended December 31, 2000

Revenue                                 9,207           5,731           3,476

Operating loss                         (1,486)         (1,103)           (383)


Two months ended December 31, 1999

Revenue                                 8,524           6,774           1,750

Operating loss                         (3,403)         (1,609)         (1,794)



   The difference between "Operating loss" and "Loss from continuing operations before income taxes and cumulative effect of change in accounting principle" is "Net interest and net other income," which totaled $138,000 and $221,000 for the two months ended December 31, 2000 and 1999, respectively.

7. Earnings Per Share

   Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. For all periods presented, except as provided below, the common stock equivalents are excluded from the weighted average shares as it would be antidilutive to the per share calculation. For the two month period ended December 31, 1999 there was net income after provision for income tax from discontinued operations of $0.5 million. The diluted weighted average number of shares outstanding for this period however, was only nominally larger than the basic weighted average number of shares outstanding (as provided below), such that the basic earnings per share as presented on the Condensed Consolidated Statements of Operations is the same as the diluted earnings per share amount. Consequently, the Company has not presented the diluted weighted average number of shares on the Condensed Consolidated Statements of

   Operations for this period. The diluted weighted average number of shares outstanding for the two months ended December 31, 1999 was 17,456,000.

8. Supplemental Cash Flow Disclosures
   Cash paid for income taxes during the two months ended December 31, 2000 and 1999 was $1,000 and $11,000, respectively. Cash paid for interest during the two months ended December 31, 2000 and 1999 was zero and $13,000, respectively.

9. Impact of Recently Issued Accounting Standards
   In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

   As of December 31, 2000, the Company had unamortized goodwill in the amount of $7.4 million, no unamortized identifiable intangible assets and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $59,000 and $947,000 for the two months ended December 31, 2000 and the twelve months ended October 31, 2000, respectively. The expense for the twelve months ended October 31, 2000, includes the now discontinued Payor Systems Group operations. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

10. Subsequent Events
   On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. ("HCm"), a wholly owned subsidiary, which operated as the Company's Decision Support Group, for $9.8 million. Proceeds from the sale, which are subject to certain post close price adjustments and transaction costs estimated at $0.3 million and $0.4 million, respectively, were $9.2 million in cash and the assumption of $0.6 million of the Company's liabilities by the Purchaser. HCm was purchased by its executive management team. The HCm business generated revenues of $21.8 million and $3.2 million, and operating income of $2.4 million and $85,000 for the year ended October 31, 2000 and the two months ended December 31, 2000, respectively.

   HCm has previously been reported as the Decision Support Group ("DSG") of the Company. As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued business.

   During the period ended July 31, 2001, the Company determined to discontinue its Payor Systems Group ("PSG"). The facts and circumstances relating to the discontinuance of this business segment is disclosed in the Company's Report on Form 10-Q as of and for the period ended July 31, 2001.

   The net assets of the Company's discontinued business segments which consist of PSG and DSG are as follows:

                                    As of December 31, 2000                     As of October 31, 2000
                                PSG              DSG         Total            PSG             DSG            Total
                               -------         -------      -------         -------         -------         -------

Current assets                 $ 1,704         $ 2,928      $ 4,632         $ 1,784         $ 2,393         $ 4,177

Property and equipment             856             821        1,677             806             901           1,707

Capitalized software
costs                            3,260           5,458        8,718           2,579           5,508           8,087

Goodwill                         4,579              --        4,579           4,630              --           4,630

Other assets                       388              21          409             236              21             257
                               -------         -------      -------         -------         -------         -------

      Total assets              10,787           9,228       20,015          10,035           8,823          18,858

Current
liabilities                      1,702           5,167        6,869           1,349           6,041           7,390
                               -------         -------      -------         -------         -------         -------

      Net assets               $ 9,085         $ 4,061      $13,146         $ 8,686         $ 2,782         $11,468
                               =======         =======      =======         =======         =======         =======



The results of operations for the discontinued business segments are presented on one line item in the accompanying statements of operations for the periods ended December 31, 2000 and 1999. The components of the operations of the discontinued business segments are as follows:


                            Two month period                         Two month
                                 ended                             period ended
                           December 31, 2000                    December 31, 1999
                           -----------------                    -----------------
                       PSG          DSG       Total        PSG        DSG       Total
                     -------------------------------     ------------------------------
Revenue              $ 1,361     $ 3,186     $ 4,547     $ 2,254    $ 3,816    $ 6,070

Operating

income/(loss)           (149)         85         (64)        200        680        880

Income tax

expense/(benefit)        (60)         36         (24)         88        283        371

Net income/(loss)        (88)         53         (35)        126        399        525


11.   Legal Proceedings
   a) HHL Financial Services, Inc.
   On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty on the part of the defendants against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes (the second cause of action). The complaint alleges that, as a result of the alleged breaches of fiduciary duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2.3 million (the unpaid amount of the Notes) plus interest. Plaintiffs moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the Adversary Proceeding. This motion was decided by the Bankruptcy Court on June 5, 2001. At that time, the Bankruptcy Court dismissed the first cause of action and ruled that it would abstain on dismissal of the second cause of action. In September 2001, plaintiffs filed in New York State Court an Amended Complaint alleging the second cause of action, and in November 2001, defendants filed a motion to dismiss the Amended Complaint. Defendants' motion to dismiss the Amended Complaint is expected to be fully briefed and submitted to the New York State Court in January 2002. The Company intends to continue its vigorous defense this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Two Months Ended December 31, 2000 Compared to the Two Months Ended December 31,1999

The Company's revenue from continuing operations increased by $0.7 million to $9.2 million for the two month period ended December 31, 2000 compared with $8.5 million for the comparable prior year period. The net increase of $0.7 million consists of a $1.7 million increase in Payor Revenue Service Group ("Payor") revenue reduced by a $1.0 million decrease in Provider Revenue Service Group ("Provider") revenue. The increase in Payor revenue primarily consisted of $0.8 million resulting from increased activities with one client during the current year period compared with the prior year period, $0.6 million associated with an expansion in the scope of services provided to one state client and $0.6 million of additional revenue generated from a new client, offset by a $0.3 million decrease from the expiration of one client relationship. The net decrease in Provider revenue consisted of: (1) $1.0 million associated with the loss of two clients, and (2) a decrease of $0.8 million resulting from a decrease in activity with three clients, offset by (3) an increase of $0.9 million resulting from increased activities with one client and (4) an increase of $0.3 million resulting from an expansion in the scope of services provided to one client.

The Company's total cost of services for the two month period ended December 31, 2000 was $10.7 million, a decrease of $1.2 million compared with the same period in the prior year. The Company experienced cost of services expense fluctuations compared with the prior year period as follows. Compensation expense of $6.0 million decreased by $0.2 million from the prior year two month period largely reflective of reduced staff levels resulting from the Company's restructuring initiatives undertaken during October 31, 2000. Data processing costs of $1.2 million decreased by $0.1 million from the prior year period, reflective of nominal fluctuations in a few cost categories. Occupancy costs of $1.3 million increased by $0.1 million from the prior year two month period primarily due to increased rent costs. Direct project costs of $0.7 million decreased by $0.7 million from the prior year period substantially due to $0.6 million in subcontractor fees incurred in the prior year period for a Provider client account which was not active during the current year period, and consulting fees incurred in the prior year period for a Payor client that did not have similar business needs during the current period. Other operating costs of $1.4 million decreased by $0.3 million from the prior year two month period mostly related to $0.3 million in technology consulting fees for a small system enhancement project during the prior year period.

Net interest and net other income of $138,000 for the two month period ended December 31, 2000, compared with $221,000 during the comparable prior year period is reflective of a decrease in the average cash balance available for investment.

The effective income tax rates of 40.6 % and 41.5% for the two month periods ended December 31, 2000 and 1999, respectively, represent the combined federal and state income tax rates as necessary. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets, net of valuation allowance. In addition, the resultant increase in the net deferred income tax asset may be offset in part by future taxable gains from divestitures, although there can be no assurances that such divestitures will be concluded or produce taxable gains.

The Company implemented a change in accounting for revenue recognition with regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 is $22.0 million, net of income tax benefit.

Discontinued operations includes the results of operations of the Company's Payor Systems Group and Decision Support Group. Regarding the Payor Systems Group, during July 2001, in light of the loss of two significant customers during 2001 and a determination that this segment did not fit with the long-term strategies and operations of the business at-large, the Company implemented a formal plan to dispose of this business segment through an orderly wind-down of operations, expected to largely be completed by June 2002. See the related discussion in note 6 to the interim financial statements as reported in the Form 10-Q filing for the period ended July 31, 2001. Regarding the Decision Support Group, on December 11, 2001, the Company sold Health Care microsystems, Inc. ("HCm"), a wholly owned subsidiary, which operated as the Company's Decision Support Group, as disclosed in Note 10 to the Notes to Interim Consolidated Financial Statements, above.

For the two months ended December 31, 2000, the Company incurred a net loss of $0.8 million or $0.05 per common share, compared to a net loss of $23.3 million or $1.34 per common share during the prior year comparable period. The decrease in net loss principally resulted from the cumulative effect of the change in accounting principle incurred during the prior year two month period.


Liquidity and Capital Resources

Historically, the Company's principal sources of funds are operations and the remaining proceeds from the Company's initial public offering in 1992. At December 31, 2000, the Company's cash and short-term investments and net working capital were $13.6 million and $31.0 million, respectively, compared with $16.7 million and $33.8 million, respectively, at October 31, 2000. The Company's credit facility, consisting of a $10 million committed revolver and $20 million advised line of credit, expired on February 13, 2001. The Company had not drawn and did not intend to draw on this facility, and therefore the Company did not renew the facility.

For the two months ended December 31, 2000, cash used by operating activities was $1.2 million. This use of cash primarily resulted from a decrease in accounts payable and accrued expenses of $1.7 million. During this period the Company invested $0.3 million in internally developed software and property and equipment. The Company anticipates devoting increasingly more resources to product and system development and enhancements and believes that significant continuing development efforts will be necessary to adapt to changing marketplace requirements, and to sustain its operations.

As previously reported, the Company is considering divesting non-strategic assets and business operations. The Company has reported transactions of this nature in its Form 10-Q filings subsequent to its Form 10-K filing for the fiscal year ended October 31, 2000. Additionally, the Company has also subsequently reported on financial commitments made to certain key employees to induce them to stay during the Company's restructuring. Further, the Company is also in the midst of developing additional restructuring plans focused on reducing and re-engineering information systems and administrative infrastructures which may result in additional operating and restructuring charges.

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

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10.0 million. Since the inception of the repurchase program the Company has repurchased 1,311,666 shares having an aggregate purchase price of $8.3 million. No shares have been repurchased in fiscal year 2001. The Company may make additional repurchases in the future based on its assessment of the Company's cash position and the current market price of the shares.

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

The table below presents the historic cost basis and fair value for the Company's investment portfolio as of December 31, 2000, and the related weighted average interest rates by year of maturity:


                                                                        Total            Total
                               2001         2002         2003        Historical Cost   Fair Value
---------------------------------------------------------------------------------------------------
Fixed income assets:
Governmental Securities      $3,810,000   $2,645,000   $1,001,000     $7,456,000       $7,387,000
Average interest rate             5.49%        5.78%        4.15%          5.41%
---------------------------------------------------------------------------------------------------


PART II--OTHER INFORMATION

Item 1. Legal Proceedings -- See Note 11 of Notes to Interim Consolidated Financial Statements for discussion of certain pending legal proceedings.

Item 2.  Changes in Securities-- None

Item 3.  Defaults Upon Senior Securities--Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders-- None

Item 5.  Other Information --None

Item 6.  Exhibits and Reports on Form 8-K
           Exhibits - None

         Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 19, 2001                    HEALTH MANAGEMENT SYSTEMS, INC.
                                          --------------------------------
                                                      (Registrant)

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