Form 10-K
period 2001-12-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2002-04-15
CIK 861179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-20946
                        HEALTH MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   NEW YORK                                      13-2770433
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

  401 PARK AVENUE SOUTH, NEW YORK, NEW YORK                        10016
   (Address of principal executive offices)                      (Zip Code)

                                 (212) 685-4545
              (Registrant's telephone number, including area code)
                             ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's common stock held by non-affiliates (based on the last reported sale price on the Nasdaq National Market System) was $86.7 million on March 31, 2002.

     The number of shares common stock, $.01 par value, outstanding as of March 31, 2002 was 18,105,073.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   25
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   26
Signatures............................................................   27
Consolidated Financial Statements.....................................   28
Exhibit Index.........................................................   59

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY, FORM THOSE IMPLIED BY THE FORWARD LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE RISKS IDENTIFIED IN "ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- RISK FACTORS" AND OTHER RISKS IDENTIFIED IN THIS FORM 10-K AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. SUCH FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. INVESTOR ARE WARNED THAT ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Health Management Systems, Inc. (the "Company" or "HMSY") furnishes information-based revenue enhancement services to healthcare providers and payors. The Company's services benefit its clients by increasing revenue, accelerating cash flow, and reducing operating and administrative costs. The Company is organized into two business units, the Provider Services Division and the Payor Services Division.

     The Provider Services Division offers hospitals and other healthcare providers a comprehensive array of technology-based revenue cycle services. These services include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may use one or more services, or outsource the entirety of their business office operations to the Company.

     The Payor Services Division offers state Medicaid and other government agencies that administer health care entitlement programs a broad range of services that are designed to identify and recover amounts that should have been the responsibility of a third party, or that were paid inappropriately. Further, by assisting these agencies in properly accounting for the services that they deliver, the Company also helps to insure that they receive the full amount of entitlement program funding to which they are entitled.

  STRATEGIC REVIEW

     In late fiscal year 2000, the Company began a strategic examination of its operating businesses and general infrastructure. During the 1990's, the Company's business plan focused on growth through mergers with and purchases of several businesses, such that at the beginning of 2001, the Company was operating two divisions, each containing two business units (or groups). The Revenue Services Division included the Provider Revenue Services Group and the Payor Revenue Services Group. The Software Division included the Decision Support Group and the Payor Systems Group. The Company was incurring operating losses and had not achieved operational synergies or effective marketing and selling opportunities across its operating units. The strategic review was undertaken to implement a focused business plan, divest non-strategic assets, reduce infrastructure and overhead costs, and provide for the more effective pursuit of service development initiatives.

  Divestitures and Monetization of Non-Strategic Assets

     As a fundamental element of its strategic review, the Company completed the following divestitures:

          Sale of EDI business. In January 2001, the Company sold its electronic transaction processing ("EDI") business, consisting of substantially all the assets of the Company's wholly owned subsidiary, Quality Medi-Cal Adjudication, Inc. ("QMA"), and certain assets of its wholly owned subsidiary, Health Receivables Management, Inc. ("HRM"). The sale price of $3.0 million resulted in a pre-tax loss of $0.1 million. The EDI business, which operated in the Provider Revenue Services Group, was a commodity billing service and the Company determined the service was more appropriately purchased from specialized external vendors.

          Sale of CDR business. In July 2001, the Company sold its credit balance audit business consisting of substantially all the assets of its wholly owned subsidiary, CDR Associates, Inc. The sale price of $3.2 million resulted in pre-tax gain of $1.7 million. The business was not core to the technology-based third party liability processing business of the Payor Services Group, and consequently the Company sought to monetize this non-strategic asset through its sale.

          Sale of Health Care microsystems, Inc. ("HCm"). In December 2001, the Company sold its wholly owned subsidiary, Health Care microsystems, Inc., which operated as the Company's Decision Support Group. The sale price of $9.8 million resulted in a pre-tax gain of $1.9 million. The Company had originally entered the software business in 1995 through its merger with HCm, a company that furnished microcomputer-based distributed decision support software systems and consulting services to healthcare providers and payors. The Company determined that this business was not critical to the Company's strategy of outsourcing Provider business offices. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

  Closure of Payor Systems Group ("PSG")

     In 1995, the Company purchased a 43% equity interest in Health Information Systems Corporation ("HISCo"). Then in 1997, the Company purchased the remaining 57% ownership stake, at which time HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc. ("HSA"). This entity constituted the Company's Payor Systems Group and furnished various information technology based consulting and other services, and software products to managed care organizations. In March 2001, the PSG business received notification from its development partner canceling its participation in the Company's managed care system development initiative. As a consequence, the Company recognized a restructuring charge of $5.1 million and an asset impairment charge of $3.5 million associated with the PSG business. Later in June 2001, the PSG business received a cancellation notice from its largest customer. In light of these events, the Company determined to proceed with an orderly closure of the PSG by accelerating a wind-down of its remaining operations. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

  Restructuring Charges, Asset Impairments, and Other Items

     In addition to the business divestitures and closure discussed above, the Company incurred several other charges in 2001 resulting from the strategic review of its business operations, infrastructure, and management team. In particular:

     - In April 2001, the Company incurred a restructuring charge of $0.8 million for facility exit costs and employee severance costs associated with the closure of its Washington, D.C. office.

     - Throughout fiscal year 2001 the Company incurred $1.4 million in compensation costs for severance and retention bonuses that were paid during the year, resulting from its divestiture efforts and headcount reduction efforts.

     - In December 2001, the Company incurred a restructuring charge of $1.8 million, consisting of $1.3 million for facility exit costs associated with a plan to reduce the amount of office space the Company occupies at its headquarters in New York City, and $0.5 million for severance costs associated with reductions in the information technology and facilities maintenance departments.

     - In December 2001, the Company recognized a charge of $1.3 million for the impairment of its goodwill resulting from the 1997 acquisition of the Global business unit, a computerized medical record based processing system for managed care, public health and ambulatory care facilities. This impairment charge was based on a recoverability analysis which had been triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of the Company's cost of funds.

     At the end of 2001, the Company has completed its strategic review and is organized around its two core businesses, the Payor and Provider Services Divisions, with a business plan focused on growing revenues and reaching profitability.

  CHANGE IN FISCAL YEAR END

     In October 2001, the Company's Board of Directors approved a change in the Company's fiscal year end to December 31st from October 31st. The change was made retroactive to January 1, 2001. As a result of this change, the Company has presented the transition period of November 1, 2000 to December 31, 2000. All prior fiscal years are presented with an October 31st year-end date.

  HEALTHCARE REFORM AND REGULATORY MATTERS

     The healthcare reimbursement landscape continues to evolve. Federal, state, and local governments, as well as other third-party payors, continue their efforts to reduce the rate of growth in healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services.

     The Company's services are subject to regulations pertaining to billing for Medicaid and Medicare services, which primarily involve record keeping requirements and other provisions designed to prevent fraud. The Company believes that it operates in a manner consistent with such regulations, the enforcement of which is increasingly more stringent.

     The Medicare program is administered by the Center for Medicare and Medicaid Services ("CMS"), an agency of the United States Department of Health and Human Services. CMS currently contracts with numerous intermediaries and fiscal agents to process regional claims for reimbursement. Although CMS has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by CMS, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state operated processing centers or through contractual arrangements with third-party fiscal agents who own and operate their own processing centers. The requirements and procedures for reimbursement implemented by Medicaid differ from state to state. Similar to the claims administration processes of Medicare and Medicaid, many national health insurance companies and self-insured employers administer reimbursement of claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors. Generally, the Company is required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when the Company uses data obtained from such programs.

     The ownership and operation of hospitals is subject to comprehensive federal and state regulation, which affects hospital reimbursement. Medicaid and Medicare revenue represent the majority of hospital income.

Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. The Balanced Budget Refinement Act of 1999 (BBRA) provides relief of approximately $17 billion to the healthcare industry through 2004. The bill was enacted to partially restore funds that were reduced as a result of the Balanced Budget Act of 1997 (BBA). Current industry estimates suggest that the reduction in Medicare outlay due to the Balanced Budget Act of 1997 even after the relief expected from the Balanced Budget Refinement Act of 1999 exceeds $110 billion.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of Health and Human Services to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. All providers, payors, and clearinghouses will be mandated to use HIPAA standards when electronically exchanging health data covered by HIPAA. The regulations are in various stages of development. The final regulation governing transaction and code set standards was published and is expected to become effective on October 16, 2002, allowing covered entities to request a one year extension on implementation. The privacy regulation was published as a final regulation and became effective on April 14, 2001, requiring all covered entities to be filing compliant by April 2003. The data security regulation has been published as a proposal, no information is available on whether the regulation will be revised or when the regulation will be published as final. It is expected that compliance will be required two years after issuance. Any material restriction on the ability of healthcare providers and payors to obtain or disseminate health information could adversely affect the Company's business, financial condition, and results of operations. With the release of the Final HIPAA Privacy Rule in December 2000 and the pending release of the Final HIPAA Security Rule, the "protection of individually identifiable healthcare information" becomes a key component of the way that healthcare entities subject to HIPAA perform their day-to-day business.

PRINCIPAL PRODUCTS AND SERVICES

  PROVIDER SERVICES DIVISION

     The Company's Provider Services Division offers hospitals and other healthcare providers Extended Business Office ("EBO") and Reimbursement services. In 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and specified liabilities of Health Receivables Management, LLC ("Old HRM"), an Illinois based company that furnishes Medicaid applications service, accounts receivable management, and collections services to providers. Following the acquisition QSM's name was changed to Health Receivables Management, Inc. ("HRM"). The operations of HRM are consolidated into the Provider Services Division.

     Extended Business Office Services. EBO services assist providers in submitting timely and accurate bills to third-party payors and patients and in recovering payments due. These services are designed to increase the provider's revenue, accelerate cash flow, lower days in accounts receivable, and reduce administrative costs. The Company may manage one or more aspects of a client's patient accounting processes or may outsource the business office in its entirety, enabling the client to reduce or re-deploy staff. In some cases, the Company's EBO services are used by providers who need assistance in managing large backlogs of aged or complex accounts. At the request of a client, the Company is also able to provide bad debt collection services through a wholly-owned subsidiary. As part of its EBO service, the Company may place accounts receivable professionals at the client site to facilitate liquidation activities. Where the Company acts as an extension of the client's business office, the client can electronically transmit account information from their patient accounting system to the Company's processing center.

     The Company's electronic third-party resource identification capability is based on the Company's original service, Retroactive Claims Reprocessing
(RCR)(SM), through which the Company uses data warehousing and electronic data matching techniques to identify third-party coverage for unpaid accounts. RCR technology generates additional revenue for clients following the completion of their own billing and collection efforts. Today, RCR technology is offered to clients either as a stand-alone service or as a value-added component of the EBO service.

     Reimbursement Services. The Company's Reimbursement services include three related offerings: (1) Medicare Bad Debt Cost Report services, (2) Disproportionate Share services, and (3) Medicaid Application Services.

     Legislation allows a healthcare provider to claim reimbursement from Medicare Part A for coinsurance and deductible amounts that remain uncollected after reasonable collection efforts. The Company's Medicare Bad Debt Cost Report services assist providers in isolating unpaid Medicare coinsurance and deductible balances that qualify for reimbursement on the Medicare Cost Report.

     Since 1986, Medicare has allowed hospitals serving a disproportionate share of low-income patients to claim additional reimbursement to offset payment shortfalls. Regardless of whether Medicaid paid for the service, the hospital can qualify for reimbursement if the inpatient stay is Medicaid-eligible. Through its Disproportionate Share services, the Company assists providers in qualifying for maximum reimbursement on the Medicare Cost Report for inpatient services delivered to Medicaid-eligible patients.

     The Company also provides Medicaid Application Services, which assist eligible patients in properly enrolling in public aid, ensuring that providers receive reimbursement for care rendered to indigent patients

  PAYOR SERVICES DIVISION

     The Company's Payor Services Division offers Third Party Liability Recovery
(TPL) services to governmental agencies that administer health care entitlement programs, most notably Medicaid agencies.

     Established in 1965, the Medicaid program is the payor of last resort for healthcare services required by financially and medically needy individuals. The Medicaid program is administered by individual states, and is jointly funded by the federal and state governments. In the early 1980's, recognizing that state Medicaid agencies were improperly paying substantial amounts for healthcare claims for individuals having some other form of third-party health insurance, the federal government imposed statutory obligations requiring states to take active measures to pursue those liable third parties.

     In 1985, the Company began to offer TPL services to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims. The Payor Services Division applies proprietary information management and coordination of benefit methodologies in order to identify duplicate payments, overpayments, compliance-related erroneous payments, and other inappropriate payments. The Company then assists the Medicaid agency in recovering amounts due from liable third parties.

     The Company also provides subrogation services designed to identify and recover in cases where a casualty insurer (e.g., automobile or property insurance) should pay in lieu of Medicaid, or where a deceased beneficiary's estate should reimburse Medicaid. In a growing number of states, the Company assists the health care agency properly identify and classify services in order to help ensure that the agency qualifies for the Federal and state funding to which it is entitled.

CUSTOMERS

     The Provider Services Division's clients are public and voluntary acute care hospitals and associated clinics, large physician practices, skilled nursing facilities, and ambulance transport agencies. Among the Provider Service Group's clients are three of the nation's largest public health systems. The Company engages in both short-term and ongoing engagements with its clients and most of the engagements provide for contingent fees calculated as a percentage of the amounts recovered or collected for the client.

     The Payor Services Division's clients primarily consist of state health and human services agencies and county and municipal governments. Contracts are typically awarded for one- to three-year terms, and provide for contingent fees calculated as a percentage of the amounts recovered for the client. The Company has contracts with twenty different states.

     The Company's largest client is the Los Angeles County Department of Health Services, in California, which receives services from the Company's Provider Services Division. This client accounted for 12%, 7%, 11% and 12% of the Company's total revenue in the fiscal year ended December 31, 2001, the two months ended December 31, 2000 and the fiscal years ended October 31, 2000 and 1999. The Company provides services to this client pursuant to a contract awarded in June 1999 for a one year period with three annual automatic renewals through June 2003. Although there can be no assurance the contract will be renewed, the Company has been providing services to this client since 1982.

     The clients constituting the Company's ten largest clients change periodically. The concentration of revenue in such accounts was 51%, 57%, 51% and 48% of the Company's revenue in the fiscal year ended December 31, 2001, the two months ended December 31, 2000 and the fiscal years ended October 31, 2000 and 1999, respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2002 and 2004. There can be no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

MARKET TRENDS/OPPORTUNITIES

  PROVIDER SERVICES DIVISION

     A number of market drivers are forcing healthcare providers to manage their patient accounts more efficiently. Federal and state healthcare cost control initiatives will continue to reduce funding to hospitals for patient services. An additional factor is the complexity in the coordination of benefits associated with ongoing changes to the eligibility for, and coverage available under, governmental, managed care, and commercial insurance programs. The rising numbers of underinsured and uninsured poses a significant challenge especially to public hospitals, which comprise a considerable portion of the Company's client base. As providers deliver increasingly more services in outpatient settings, their accounts receivable portfolios have become more high volume and low balance oriented. This creates more work for the patient accounting and business office staff. As a result of increasing cost pressures and the complexity of the healthcare reimbursement process, many providers are now engaging outside vendors at an earlier stage in the revenue cycle and are seeking help in executing more of the functions of their business offices. A number of factors have contributed to the willingness of providers to outsource the management of all or a portion of such functions, including that many providers choose not to divert resources from patient care to invest in the resources required to process large volumes of complex data at low cost.

     The Company offers providers a cost-effective outsourcing alternative, in part, as a result of its trained and specialized workforce, which has extensive knowledge of federal, state, and local health regulations and experience in dealing with government agencies, commercial insurance companies, and others involved in administering medical assistance or insurance programs.

  PAYOR SERVICES DIVISION

     The payor revenue services market is defined by a broad body of federal legislation related to health care entitlement programs such as Medicare, Medicaid, and programs administered by the Veterans' Administration, the Department of Defense and the Public Health Service. In particular, the most significant driver of the Company's Payor business is the Medicaid program which is estimated to have spent approximately $209 billion in 2001, growing at a rate of approximately 11% in 2001. Portions of the Medicaid program which give rise to TPL activity are growing even faster, most notably pharmacy expenditures, which rose an estimated 17% in 2001.

     Three factors drive the financial characteristics of the market: (1) the hierarchy of programs and payors, (2) the shared funding of programs between federal and state governments (varying by state and program), and (3) the funding mechanism -- the governmental budget and appropriations process. The Company does not anticipate that any of these factors are likely to change substantially in the near future.

COMPETITION

  PROVIDER REVENUE SERVICES DIVISION

     The Provider Services Division competes with the many regional and local companies that provide billing and accounts receivable processing services (e.g. Accelerated Receivables Management), large hospital computer software and systems vendors (e.g., Per Se, Inc., Siemens Medical Systems ("SMS"), and

QuadraMed Corporation ("QMDC")), medium to large healthcare services companies (e.g., Advanced Receivables Strategy, Inc., a Perot Systems Company), national collections companies (e.g., Outsourcing Solutions, Inc. and NCO Group, Inc.), and large public accounting firms. Fewer companies compete in the area of the Company's Medicare Bad Debt Cost Report service, although competitors exist (e.g., Certus Corporation).

     The Company competes on the basis of its proprietary technology and systems, existing relationships, long-standing reputation in the provider market segment, and pricing. The Company also believes that no single competitor competes with the Company on a national basis in the range of services offered by the Company.

  PAYOR SERVICES DIVISION

     The Payor Services Division targets federal and state healthcare agencies, and Medicaid managed care organizations. It competes primarily with Public Consulting Group, with large national public accounting firms and with small regional firms specializing in one or more specific areas of TPL services. The Company competes on the basis of its dominant position in the TPL marketplace, its proprietary systems, historically high recovery rates and pricing.

BUSINESS STRATEGY

  PROVIDER SERVICES DIVISION

     The Provider Services Division's business strategy is to offer hospitals and other healthcare providers a range of technology-based revenue cycle management services. These services have been designed to capitalize on the Company's extensive knowledge of federal, state, and local healthcare regulations and the healthcare business office, its experience in dealing with third-party payors, its information processing capabilities, and its trained and specialized workforce. The Company distinguishes its EBO services from those offered by other vendors through proprietary technology, electronic third-party resource identification and a national on-line information processing network. Additionally, the Company's proprietary on-line information processing network, called "AccessLine," enables the Company to consolidate account information for each patient, enhance account data obtained from clients through electronic links to external databases, generate claims to third parties, and organize account information in a format that facilitates cost-effective processing and recovery activities. AccessLine terminals placed onsite provide the client with instant access to individual account status.

     The Company's growth strategy has several elements, including:

          Procurement of Contracts for Healthcare Systems. The Provider Services Division intends to direct additional sales and marketing efforts towards large hospital systems comprising multiple facilities in multiple states as a means of accelerating market penetration, increasing the cost-effectiveness of its services, and positioning the Company as a premier provider of revenue cycle services.

          Expansion to Full Outsourcing. The Provider Services Division intends to extend the nature of its engagements to provide total business office outsourcing to hospitals and other healthcare providers, helping providers to increase cash collections, accelerate cash flow, and reduce costs.

          Further Development of Existing Clients. In many cases, the Company provides limited services to a client and may be one of several companies providing such services. Consequently, the Company believes it has significant opportunities to expand the scope of services provided to such clients.

          Creation of a National Sales Organization. The Provider Services Division intends to continue to enhance its sales organization both in the number of sales people and their strategic location, which will facilitate expansion into additional geographic areas.

          Development of Expanded Services. The Provider Services Division intends to use its proprietary technology and regulatory knowledge to offer related but new revenue cycle services designed to increase revenue, accelerate cash flow, lower days in accounts receivable, and reduce costs for healthcare providers.

          Development of Remittance Management Services. The Company is in the process of developing a technology based service that will electronically extract data from paper and electronic remittances and warehouse the data to identify and facilitate denial processing. The Company's service offering would automate various routine hospital business office functions, including cash posting, transaction processing, and workflow distribution. Additionally, the information in the database would be accessed to facilitate payor contract management and negotiation, and assess operational efficiencies and effectiveness.

  PAYOR SERVICES DIVISION

     The business strategy of the Payor Services Division includes the following elements:

          Expanding Service Offerings. The Payor Services Division continues to develop new recovery services in a collaboration with our State Medicaid clients. The Company develops data mining-based recovery projects thoroughly analyzing Medicaid and Medicare paid claims and eligibility to identify overpayments and opportunities for effective coordination of benefits. The Company initiated a revenue maximization service in 2000 and continues to develop new services to increase its Medicaid clients' Federal Financial Participation.

          Enhancing Current Processing. The Company continually seeks new sources of data to increase the yield from our revenue recoveries. These sources may include state wage and tax files, vital statistics files, new hire reports, and the like. The Company is also enhancing its call center technology and staffing to increase commercial insurance yields.

          Expanding Distribution Capabilities. The Company has partnered with several "best of breed" organizations to reach prospective clients and offer enhanced services to existing clients. These partners include software, services and consulting organizations, most notably EDS and the University of Massachusetts Medical School Center for Health Care Financing.

          Pharmacy Processing. The Company has developed unique electronic interfaces to pharmacy benefit managers (PBMs), enabling electronic billing and remittance of pharmacy claims.

          Expansion to Full Outsourcing. The Company has equipped itself with the knowledge and technical capabilities to fully outsource state TPL operations, and is observing an increased willingness on the part of its clients to move in that direction.

     The above statements reflect management's intentions, beliefs and current expectations regarding the Company's future operations and performance. These statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Risks and uncertainties are inherent in the Company's future performance, including its ability to successfully execute its business strategy. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 433 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. The Company believes its relations with its employees are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Specific financial information with respect to the Company's industry segments is provided in Note 18, Segment and Geographical Information, of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     As of December 31, 2001, the Company's New York City offices consisted of approximately 131,000 square feet. In addition, the Company leases approximately 269,000 square feet of office space in approximately 16 locations throughout the United States. See Note 17(a) of the Notes to Consolidated Financial Statements for additional information about the Company's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

     On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 on the part of the defendants against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes (the second cause of action). The complaint alleges that, as a result of the alleged breaches of fiduciary duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection in 1997. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2.3 million (the unpaid amount of the Notes) plus interest. Plaintiffs thereafter moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the entire Adversary Proceeding. The Bankruptcy Court in June 2001, rendered its decision holding that the basic claim was a derivative one that could only be asserted by HHL, and therefore denied in part the motion to abstain. The Court, however, did not rule on whether the claim asserted by these plaintiffs against the defendants, including the Company, that they tortiously interfered with plaintiffs contractual rights (i.e. the Notes), stated a viable state cause of action. Defendants then renewed their motion in the Supreme Court. That issue was argued before the New York State Supreme Court in January 2002, and the Court at that time denied the defendants' motion to dismiss the Complaint. The Company intends to appeal that decision. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is included in the NASDAQ-AMEX National Market System (symbol: HMSY). As of the close of business on March 21, 2002, there were approximately 6,000 holders of the Company's common stock, including the individual participants in security position listings. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company's current intention is to retain earnings to support the future growth of its business.

     The table below summarizes the high and low sales prices per share for the Company's common stock for the periods indicated, as reported on the NASDAQ-AMEX National Market System.

                                                              HIGH     LOW
                                                              -----   -----
Year ended December 31, 2001:
  Quarter ended December 31, 2001...........................  $3.30   $1.50
  Quarter ended September 30, 2001..........................   2.04    0.91
  Quarter ended June 30, 2001...............................   2.10    1.15
  Quarter ended March 31, 2001..............................   1.88    1.13

Transition Period ended December 31, 2000:
  Two Months ended December 31, 2000........................   1.88    0.81

Fiscal Year ended October 31, 2000:
  Quarter ended October 31, 2000............................   3.31    1.38
  Quarter ended July 31, 2000...............................   4.38    2.75
  Quarter ended April 30, 2000..............................   7.00    3.75
  Quarter ended January 31, 2000............................   7.88    3.88

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA (SEE NOTES)

                                                                                                TWO MONTHS
                                        YEAR ENDED           YEARS ENDED OCTOBER 31,              ENDED
                                       DECEMBER 31,   --------------------------------------   DECEMBER 31,
                                           2001         2000      1999      1998      1997         2000
                                       ------------   --------   -------   -------   -------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Provider Revenue Services Group....    $ 31,329     $ 42,562   $39,195   $32,542   $38,368     $ 5,474
  Payor Revenue Services Group.......      27,419       22,287    28,755    24,695    17,484       3,733
                                         --------     --------   -------   -------   -------     -------
                                           58,748       64,849    67,950    57,237    55,852       9,207
Cost of services.....................      76,818       76,520    65,905    56,280    60,074      10,895
                                         --------     --------   -------   -------   -------     -------
  Operating income (loss)............     (18,070)     (11,671)    2,045       957    (4,222)     (1,688)
Gain on sale of assets...............       1,605           --        --        --        --          --
Net interest and net other income....         667        1,024     1,206     1,675     2,146         138
                                         --------     --------   -------   -------   -------     -------
  Income (loss) from continuing
     operations before income taxes
     and cumulative effect of change
     in accounting principle.........     (15,798)     (10,647)    3,251     2,632    (2,076)     (1,550)
Income tax expense (benefit).........          --       (4,530)    1,149     1,023       421        (642)
                                         --------     --------   -------   -------   -------     -------
  Income (loss) from continuing
     operations before cumulative
     effect of change in accounting
     principle.......................     (15,798)      (6,117)    2,102     1,609    (2,497)       (908)
Discontinued operations:
  Income (loss) from discontinued
     operations, net.................      (5,053)       2,656     5,381     4,479     4,578         (35)
  Estimated loss on disposal of
     discontinued operations, net....        (200)          --        --        --        --          --
  Gain on sale of discontinued
     operations, net.................       1,587           --        --        --        --          --
                                         --------     --------   -------   -------   -------     -------
     Discontinued operations.........      (3,666)       2,656     5,381     4,479     4,578         (35)
       Income (loss) before
          cumulative effect of change
          in accounting principle....     (19,464)      (3,461)    7,483     6,088     2,081        (943)
Cumulative effect of change in
  accounting principle, net of tax
  benefit............................          --      (21,965)       --        --        --          --
                                         --------     --------   -------   -------   -------     -------
     Net income (loss)...............    $(19,464)    $(25,426)  $ 7,483   $ 6,088   $ 2,081     $  (943)
                                         ========     ========   =======   =======   =======     =======
PER COMMON SHARE DATA:
Basic and Diluted income (loss) per
  share:
  From continuing operations.........    $  (0.88)    $  (0.35)  $  0.12   $  0.09   $ (0.13)    $ (0.05)
  From discontinued operations.......       (0.21)        0.15      0.31      0.25      0.25       (0.00)
  From change in accounting
     principle.......................          --        (1.26)       --        --        --          --
                                         --------     --------   -------   -------   -------     -------
     Total...........................    $  (1.09)    $  (1.46)  $  0.43   $  0.34   $  0.12     $ (0.05)
                                         ========     ========   =======   =======   =======     =======
Weighted average common shares.......      17,857       17,467    17,357    17,833    17,979      17,252
                                         --------     --------   -------   -------   -------     -------

                                                            OCTOBER 31,
                              DECEMBER 31,   ------------------------------------------   DECEMBER 31,
                                  2001          2000         1999      1998      1997         2000
                              ------------   -----------   --------   -------   -------   ------------
BALANCE SHEET DATA:
Cash and short-term
  investments...............    $25,042        $16,740     $ 33,817   $28,402   $39,080     $13,574
Working Capital.............     26,238         30,562       58,437    56,703    53,800      29,055
Total Assets................     60,394         79,563      123,367   102,936    98,964      75,637
Shareholders' equity........     45,781         65,598       91,232    83,269    79,807      64,673

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

     - Included in each respective year's amounts are the revenue and costs associated with the following acquisitions, accounted for using the purchase method of accounting: HRM acquired June 1999; Global acquired July 1997.

     - Regarding Restructuring Costs and Other Charges, see Notes 14 and 16 of the Notes to Consolidated Financial Statements.

     - After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption for its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. As of November 1, 1999, the Company recognized revenue pertaining to such clients once the third-party payor remitted payment to its client. The change reduced revenue by $3.0 million and increased net loss by $503,000 for fiscal year 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of the Company's fiscal year 2000 was $22.0 million, net of tax benefit. See Note 13 of the Notes to Consolidated Financial Statements.

     - Discontinued Operations. In fiscal year 2001 the Company sold Health Care microsystems, Inc. which operated as the Company's Decision Support Group, and implemented a formal plan to close the Payor Systems Group through an orderly wind-down of its operations. As these two businesses were previously presented as separate reportable segments and represented separate classes of customers and major businesses, the operating results are presented as discontinued operations for all periods presented. See
       Note 16 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  CRITICAL ACCOUNTING POLICIES

     In December of 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the Management's Discussion and Analysis section of their public filings. The SEC indicated that a "critical accounting policy" is one which is important to the portrayal of a Company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

          Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for our discontinued Decision Support Group ("DSG") and Payor Systems Group ("PSG") businesses. Under discontinued operations accounting, amounts are accrued for estimates of the Company's expected liabilities related to discontinued operations through their eventual discharge. The DSG business was sold in December 2001. At December 31, 2001, the PSG business remaining liabilities principally consist of lease termination and related facility costs, and employee severance expenses. The Company believes that these liabilities will be discharged by December 31, 2002.

     Accordingly, the Company believes that its accrual for discontinued operations liabilities is adequate. However, these amounts include certain estimates which could vary from actual results.

          Revenue Recognition. The Company principally recognizes revenue for its service offerings when third party payors remit payment to the Company's customers. This policy is in effect because the Company's fees are principally contingent upon its customers collections from third parties. Under this revenue recognition policy, the Company's operating results may vary significantly from quarter to quarter due to the timing of such collections by the Company's customers and the fact that a significant portion of the Company's operating expenses are fixed.

          Accounting for Income Taxes. The Company has generated net operating losses for tax purposes each of the last three years. These losses generated Federal net operating loss carryforwards of $21 million as of December 31, 2001. In addition, due to the Company's restructuring efforts certain charges written off in the current year are not currently deductible for income tax purposes. These differences result in gross deferred tax assets. The Company must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent the Company believes the recovery is not likely, the Company has established a valuation allowance.

          Significant management judgment is required in determining this valuation allowance. The Company has recorded a valuation allowance of $8.5 million as of December 31, 2001, due to uncertainties related to the Company's ability to utilize some of the Company's net deferred tax assets, primarily consisting of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company's estimates of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or the Company adjusts these estimates in future periods the Company may need to establish an additional valuation allowance which could materially impact the Company's financial position and results of operations.

          Conversely, if the Company is profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the net deferred tax assets, currently for which a valuation is provided for, the Company would record the estimated net realizable value of the net deferred tax asset at that time and would then provide income taxes at a rate equal to the Company's combined federal and state effective rate of approximately 40%.

          The net deferred tax asset as of December 31, 2001 was $8.9 million, net of a valuation allowance of $8.5 million.

          Valuation of long lived and intangible assets and goodwill. The Company assesses the impairment of identifiable intangibles, enterprise level goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

          - Significant underperformance relative to expected historical or projected future operating results;

          - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

          - Significant negative industry or economic trends;

          - Significant decline in our stock price for a sustained period; and

          - Our market capitalization relative to net book value.

          The Company determines the recoverability of the carrying value of its long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When the Company determines that the carrying value of long-lived assets may not be recoverable, the Company measures any impairment by comparing the carrying amount of the asset with the fair value of the asset. For identifiable intangibles and enterprise level goodwill the Company determines fair value based on a projected discounted cash flow method using a discount rate reflective of the Company's cost of funds.

          In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $8.4 million of Enterprise level goodwill which would have resulted in approximately $267,000 of amortization in 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the second quarter of 2002.

          The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed the Company will not record a material impairment charge.

          Estimating valuation allowances and accrued liabilities, such as bad debts and restructuring charges. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $12.7 million, net of allowance for doubtful accounts of $3.3 million as of December 31, 2001.

          Management has estimated a certain amount of charges as of December 31, 2001 related to restructuring activities. The Company has recorded an estimated liability based on a reasonable assessment of the probable costs to be incurred during 2002. As additional information becomes available in 2002, the Company may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto which begin on page 29 of this Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

  STRATEGIC REVIEW

     In late fiscal year 2000 the Company began a strategic examination of its operating businesses and general infrastructure. During the 1990's the Company's business plan focused on growth through mergers with and purchases of several businesses, such that at the beginning of 2001 the Company was operating two divisions, each containing two business units (or groups). The Revenue Services Division included the Provider Revenue Services Group and the Payor Revenue Services Group. The Software Division included the Decision Support Group and the Payor Systems Group. The Company was incurring operating losses and had not achieved operational synergies or effective marketing and selling opportunities across its operating units. The strategic review was undertaken to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs.

  Divestitures and monetization of non-strategic assets

     As a fundamental element of the strategic review the Company completed the following divestitures:

          Sale of EDI business. In January 2001 the Company sold its electronic transaction processing ("EDI") business, consisting of substantially all the assets of the Company's wholly owned subsidiary, Quality Medi-Cal Adjudication, Inc., and certain assets of its wholly owned subsidiary, Health

     Receivables Management, Inc. The sale price of $3.0 million resulted in a pre-tax loss of $0.1 million. This business, which operated in the Provider Revenue Services Group, was a commodity billing service, and the Company determined the service was more appropriately purchased from specialized external vendors.

          Sale of CDR business. In July 2001 the Company sold its credit balance audit business through the sale of substantially all the assets of its wholly owned subsidiary, CDR Associates, Inc. The sale price of $3.2 million resulted in pre-tax gain of $1.7 million. The business was not core to the technology-based third party liability processing business of the Payor Revenue Services Group, and consequently the Company sought to monetize this non-strategic asset through its sale.

          Sale of Health Care microsystems, Inc. ("HCm"). In December 2001 the Company sold its wholly owned subsidiary, Health Care microsystems, Inc. which operated as the Company's Decision Support Group. The sale price of $9.8 million resulted in a pre-tax gain of $1.9 million. The Company had originally entered the software business in 1995 through its merger with HCm, a company that furnished microcomputer-based distributed decision support software systems and consulting services, to healthcare providers and payors. The Company determined this business was not critical to the Company's strategy of outsourcing Provider business offices. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

  Closure of Payor Systems Group ("PSG")

     In 1995 the Company purchased a 43% equity interest in Health Information Systems Corporation ("HISCo"). Then in 1997 the Company purchased the remaining 57% ownership stake, at which time HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc. ("HSA"). This entity constituted the Company's Payor Systems Group and furnished various information technology based consulting and other services, and software products to managed care organizations. In March 2001 the PSG business received notification from its development partner, canceling their participation in the Company's managed care system development initiative. As a consequence, the Company recognized a restructuring charge of $5.1 million and an asset impairment charge of $3.5 million associated with the PSG business. Later in June 2001 the PSG business received a cancellation notice from its largest customer. In light of these events, the Company determined to proceed with an orderly closure of the PSG by accelerating a wind-down of its remaining operations. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

  Restructuring Charges, Asset Impairments, and Other items

     In addition to the business divestitures and closure discussed above the Company incurred several other charges in fiscal year 2001 resulting from the strategic review of its business operations, infrastructure, and management team. In particular:

     - In April 2001, the Company incurred a restructuring charge of $0.8 million for facility exit costs and employee severance costs associated with the closure of its Washington, D.C. office.

     - Throughout fiscal year 2001 the Company incurred $1.4 million in compensation costs for severance and retention bonuses that were paid during the year, resulting from its divestiture efforts and headcount reduction efforts.

     - In December 2001, the Company incurred a restructuring charge of $1.8 million consisting of $1.3 million for facility exit costs associated with a plan to reduce the amount of office space the Company occupies at its headquarters in New York City, and $0.5 million for severance costs associated with reductions in the information technology and facilities maintenance departments.

     - In December 2001, the Company recognized a charge of $1.3 million for the impairment of its goodwill resulting from the 1997 acquisition of the Global business unit. This impairment charge was based on a recoverability analysis which had been triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of the Company's cost of funds.

     At the end of calendar year 2001, the Company has completed its strategic review and is now organized around its two core businesses, the Payor and Provider Services Divisions, with a business plan focused on growing revenues and reaching profitability.

  CHANGE IN FISCAL YEAR END

     In October 2001, the Company's Board of Directors approved a change in the Company's fiscal year to December 31st from October 31st. The change was made retroactive to January 1, 2001. As a result of this change, the Company has presented the transition period of November 1, 2000 to December 31, 2000. All prior fiscal years are presented with an October 31st year-end date. Consequently, in the following discussions of results of operations, the Company compares the current year December 31, 2001 results with the prior year October 31, 2000 results.

YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEAR ENDED OCTOBER 31, 2000

  CONTINUING OPERATIONS:

     Revenue for the fiscal year ended December 31, 2001 was $58.7 million, a decrease of $6.1 million or 9% compared to revenue of $64.8 million in the prior fiscal year ended October 31, 2000.

     The Payor Services Division, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $27.4 million in the current year, a $5.1 million or 23% increase over the prior year revenue of $22.3 million. This increase reflected: (1) $5.3 million in additional revenue from expanded services for four existing clients,
(2) $1.8 million in new revenue from initiation of services for one new client, and (3) other revenue from expansion of services with several other clients. These increases were partly offset by a decrease of $1.4 million resulting from the termination of one client relationship and another $1.4 million decrease reflecting a reduction in service revenues with another existing client. The sale of the CDR business had a negligible impact on revenues, as the sold business still functions as a subcontractor to the Company.

     The Provider Services Division, which outsources accounts receivable management services for hospitals, generated revenue of $31.3 million in the current year, an $11.2 million or 26% decrease from the prior year revenue of $42.5 million. This decrease consisted of: (1) a $4.6 million reduction resulting from the sale of the EDI business at the start of the fiscal year, (2) a $4.0 million decrease related to the termination of one client relationship, and (3) a $2.0 million reduction resulting from a non-recurring one-time revenue opportunity with a client in the prior fiscal year.

     Operating expenses for fiscal year 2001 were $76.8 million, an increase of $0.3 million, or less than 1%, compared to prior year operating expenses of $76.5 million. On a comparative basis, the current year included a half year of operating expenses for the CDR business that was sold in July 2001, while the prior year included a full year of operating expenses for the EDI business that was sold at the beginning of the current year. The impact on operating expenses from the sale of the CDR business was substantially offset by increased subcontractor fees, as the sold business still functions as a subcontractor in support of the Company's Payor business. The sale of the EDI business did result in a reduction of operating expenses, although the Company incurred an increase in subcontractor fees for services provided by the acquiror of this business, in support of several projects in the Company's Provider business. As discussed in more detail below, the current year operating expenses were adversely impacted by several non-recurring charges, restructuring costs, asset impairments, write-offs and increased product development initiatives.

     Compensation expense for fiscal year 2001 was $33.8 million, a decrease of $3.9 million, or 10% from the prior year period expense of $37.7 million. Of this total decrease, $3.6 million was occasioned by the sale of the

EDI and CDR businesses. The Company experienced additional compensation expense decreases from its headcount reduction efforts and in its employee benefit plans. These decreases were mitigated by compensation increases of $1.4 million in non-recurring severance and retention bonuses associated with the Company's headcount reduction efforts and an increase in performance bonus grants. At December 31, 2001, the Company had 433 employees, compared to 535 employees at October 31, 2000.

     Data processing expense for fiscal year 2001 was $9.3 million, an increase of $2.1 million or 29% compared to the prior fiscal year expense of $7.2 million. Data processing expense in the current year included three non-recurring charges. The Company incurred a charge of $1.5 million associated with the write-off of internally developed software initiatives of which $1.1 million had been current year additions. These internal software initiatives were abandoned based on the Company's assessment of the projects' future prospects. Related to a particular internal development initiative, the Company also incurred a charge of $1.6 million for external software commitments which had been integral to the project, but were now no longer of value to the Company. Lastly, the Company recognized a charge of $0.3 million for several other external software purchases that were no longer in use. These expense increases were offset in part by a $0.7 million decrease in equipment rental, software license and supply costs reflecting the Company's efforts to reduce infrastructure costs across its information technology operations and a $0.4 million decrease occasioned by the sale of the EDI and CDR businesses.

     Occupancy expense for fiscal year 2001 was $6.5 million, a decrease of $1.3 million or 16% from the prior fiscal year expense of $7.8 million. This decrease includes $0.5 million resulting from the sale of the EDI and CDR businesses, $0.1 million for the closure of the Company's Washington, D.C. office, and a net $0.4 million from a new lease agreement at the Company's headquarters in New York City which removed one floor from the Company's prime lease obligation. Additional reductions of approximately $0.3 million in the current year were primarily related to telephone and utilities costs, generally as a function of reductions in space and headcount.

     Direct project expense for fiscal year 2001 was $9.6 million, a decrease of $0.3 million or 3% from the prior fiscal year expense of $9.9 million. This decrease is reflective of a $2.9 million reduction in expense related to the Provider Services Division, partially offset by a $2.6 million increase in expense related to the Payor Services Division. The Provider Services Division decrease is a function of the District of Columbia client relationship in the prior year that was substantially serviced through a subcontractor. The Company did not have business with the District in the current year. In addition, a decrease of $0.4 million resulted from the sale of the EDI business. These decreases in the Provider Services Division were partly offset by an increase of $0.9 million in subcontractor service fees incurred for the types of services previously fulfilled internally by the EDI operations which were sold at the beginning of the year. The increase in the Payor Services Division reflects a $1.5 million increase for subcontractor service fees incurred for the types of services previously fulfilled internally by the CDR operations sold in July 2001 and also reflects the 23% increase in revenues compared to the prior year.

     Other operating expenses for fiscal year 2001 were $13.7 million, an increase of $3.6 million or 36% compared to the prior fiscal year expense of $10.1 million. During the current year the Company recognized bad debt expense of $2.7 million related to a receivable due from the District of Columbia. See
Note 3 of the Notes to Consolidated Financial Statements. Current year expenses reflect a $1.1 million increase in consulting and professional service fees mostly associated with system enhancement and product development efforts. In fiscal year 2001, the Company also incurred: (1) a charge of $0.3 million in the form of an advance that was expensed to reflect the termination of a business relationship with a marketing partner, and (2) a charge of $0.3 million for stock option compensation expense related to a stock option grant to two members of the Board of Directors. These cost increases were partly offset by a $1.5 million expense reduction resulting from the sale of the EDI and CDR businesses.

     Restructuring costs in fiscal year 2001 were $2.3 million. This charge reflects the net of: (1) a total charge of $1.8 million in December 2001, consisting of $1.3 million for facility exit costs to vacate one floor at the Company's headquarters, and $0.5 million for severance costs associated with reductions in the information technology and facilities maintenance departments,
(2) a net charge of $0.8 million for facility exit costs and employee termination costs associated with the closure of the Company's Washington, D.C. office in March 2001, and (3) in October 2001, a $0.3 million reduction to the restructuring charge incurred in October 2000 associated with a facility consolidation initiative that was subsequently not undertaken. The Company expects that these restructuring charges represent the completion of the restructuring program which had begun in the fourth quarter of the prior fiscal year.

     Restructuring costs in fiscal year 2000 of $0.8 million represented $0.4 million in employee termination costs, principally for reductions in the Company's information systems operations department and $0.4 million for facility exit costs for space consolidation.

     In December 2001, the Company recognized an impairment of assets charge of $1.3 million for the full impairment of goodwill which arose from the Company's 1997 acquisition of a computerized medical record based processing system business, referred to as Global. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discounts rate reflective of the Company's cost of funds.

     In the prior fiscal year, the Company incurred Other Charges of $2.7 million related to the separation agreement with its former chief executive officer.

     In the current year the Company recognized a net gain on sale of assets of $1.6 million from the sale of the EDI business in January 2001 and the CDR business in July 2001. The sale of the EDI business resulted in a loss of $0.1 million on a sale price of $2.8 million; the sale of the CDR business resulted in a gain of $1.7 million on a sale price of $3.2 million.

     In the current year, the Company did not recognize any income tax benefit against its losses from continuing operations or the net losses from discontinued operations, but did recognize a current income tax expense of $312,000 from the gain on sale of HCm. This absence of an income tax benefit reflects an increase in the Company's valuation allowance for the recovery of its net deferred income tax assets. The Company has incurred significant taxable losses the last few years and expects to incur a tax loss during calendar year 2002. Most of the Company's deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on the Company's recent taxable loss history and projections of future taxable operating results.

     Net interest income of $0.7 million in the current year compared with $1.1 million in the prior year reflects the Company's generally lower average balances in cash and short term investments during the year.

     Loss from Continuing Operations was $15.8 million in the current year compared with a loss of $6.1 million in the prior year. The $9.7 million increased loss largely reflects the non-recurring charges, restructuring charges, asset impairments and asset write-offs during the current fiscal year discussed above.

  DISCONTINUED OPERATIONS:

     As more fully discussed in Item 1 and Note 1(b) of the Notes to Consolidated Financial Statements, the Company reported the results of its Payor Systems Group ("PSG") and Decision Support Group ("DSG") as discontinued operations for all periods presented. Loss from discontinued operations was $5.1 million, compared to income of $2.7 million in the prior year. The current year loss from discontinued operations is reflective of a restructuring charge of $5.1 million and an asset impairment charge of $4.6 million incurred in the PSG business during April 2001, upon the loss of its development partner. The restructuring charge related to the write-off of the subject development initiative and related employee terminations and facility exit costs. The asset impairment charge related to the write-off of goodwill and other intangibles resulting from the Company's prior acquisition of the PSG business. The Company determined to close PSG in July 2001, and the estimated loss on disposal of $0.2 million represents the anticipated loss during the wind-down period. The Company sold its wholly owned subsidiary, Health Care microsystems, Inc., which had operated as DSG, in December 2001, recognizing a gain, after income tax expense, of $1.6 million on a sale price of $9.8 million. Thus, net loss on discontinued operations was $3.7 million in the current year compared to net income of $2.7 million in prior year.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

     As previously reported, the Company implemented a change in accounting with regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. Effective at the beginning of fiscal year 2000, the Company began to recognize revenue pertaining to such clients once the third-party payor had remitted payment to its client. This eliminated the Company's unbilled account receivables and substantially reduced the related deferred tax liabilities. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 is a charge of $22.0 million, net of tax benefit. See Note 13 of the Notes to Consolidated Financial Statements.

     Net loss was $19.5 million in fiscal year 2001 or $1.09 per common share compared to a loss of $25.4 million or $1.46 per common share in the prior fiscal year.

FISCAL YEARS ENDED OCTOBER 31, 2000 AND 1999

  CONTINUING OPERATIONS:

     Consolidated revenue for the fiscal year ended October 31, 2000 was $64.8 million under the new accounting policy, a decrease of $3.2 million or 5% as compared to $68.0 million for the prior fiscal year under the Company's historical accounting policy pre-dating the release of the SAB 101 current accounting literature. See footnote (d) of Item 6. Selected Consolidated Financial Data and Notes 1(k) and 13 of the Notes to Consolidated Financial Statements. If the new accounting policy had been in effect during fiscal year 1999, revenue would have been $56.0 million.

     The Payor Services Division generated revenue of $22.3 million in the fiscal year 2000 using the new accounting policy as compared to $28.8 million for the prior fiscal year using the Company's historical accounting policy pre-dating the release of the SAB 101 accounting literature. Although the population of clients generating revenue during fiscal year 2000 was similar to that during the prior fiscal year, the $6.5 million decrease, or 23% resulted from projects completed during the prior year which were not completed during the current year under the Company's new revenue recognition policy.

     The Provider Services Division generated revenue of $42.5 million in the fiscal year 2000 using the new accounting policy as compared to $39.1 million for the prior fiscal year using the Company's historical accounting policies pre-dating the release of the SAB 101 accounting literature. This $3.4 million increase, or 9% includes a $6.5 million increase in revenue attributable to the HRM acquisition in July 1999. Partially offsetting this increase was the discontinuance of three large but unprofitable engagements, together with revenue reductions resulting from projects completed in the prior fiscal year but not completed in the fiscal year 2000 under the Company's new revenue recognition policy.

     Total cost of services for fiscal year 2000 was $76.5 million including restructuring and other charges, as compared to $65.9 million for fiscal year 1999. This increase of $10.1 million, or 15% includes: (1) a $5.7 million increase resulting from the first full year of operating expenses for the HRM subsidiary acquired during 1999, (2) a $2.7 million expense presented as Other Charges related to a separation agreement with the Company's former chief executive officer, (3) a $1.7 million increase associated with consulting and professional fees for programming and system enhancement services associated with the Company's information technology operating systems, (4) a $0.7 million increase in advertising and marketing costs resulting from an increase in various initiatives in this area, and (5) $0.8 million in restructuring costs, including $0.4 million in employee termination costs primarily for reductions in the Company's information systems operations department and $0.4 million in facility exit costs for space consolidation. These increases were partially offset by decreases of: (1) $0.6 million in direct project costs as a function of the decrease in revenue, and (2) a decrease of $0.8 million for a charge incurred in fiscal year 1999 for the previously reported settlement of the Company's class action litigation.

     Net interest and other income of $1.0 million for fiscal year 2000 compared with $1.2 million in the prior year reflects the Company's generally lower average cash and short term investment balances.

     The effective income tax rate in fiscal year 2000 was 43% compared to 35% in the prior year, reflecting a reduction in the deferred tax asset valuation allowance pursuant to a favorable regulatory change effecting the utilization of existing net operating loss carryforwards.

     As a result of the factors discussed above, loss from continuing operations before cumulative effect of change in accounting principle was $6.1 million for fiscal year 2000 as compared to income of $2.1 million for the prior fiscal year. This decrease in operating results is a result of the decrease in revenue and the aggregate increases in total costs of services discussed above.

  DISCONTINUED OPERATIONS:

     Net income from discontinued operations was $2.7 million in fiscal year 2000 as compared to $5.4 million in fiscal year 1999. Discontinued operations include the results of the Company's former Payor Systems Group and Decision Support Group. This decrease in net income from discontinued operations resulted from the loss of a major client in the PSG business during fiscal year 2000.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

     As previously reported, the Company implemented a change in accounting with regard to revenue generated from clients seeking reimbursement from third-party payors where the Company's fees are contingent upon the client's collections from third parties. Effective at the beginning of fiscal year 2000, the Company began to recognize revenue pertaining to such clients once the third-party payor remitted payment to its client. This eliminated the Company's unbilled accounts receivable and substantially reduced the related deferred tax liabilities. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 is a charge of $22.0 million, net of tax benefit. See Note 13 of the Notes to Consolidated Financial Statements.

     As a result of the above factors, net loss for fiscal year 2000 was $25.4 million, or $1.46 per common share. Included in the $1.46 per share loss is a loss of $0.35 from continuing operations, income of $0.15 per share from discontinued operations, and a loss of $1.26 from the cumulative effect. This compares to net income of $7.5 million or $0.43 per common share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's principal sources of funds are operations and the remaining proceeds from the Company's initial public offering in 1992. At December 31, 2001, the Company's cash and short-term investments and net working capital were $25.0 million and $26.2 million, respectively. Although the Company expects that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resource. The current cash and short term investment balances are more than sufficient to meet the Company's short term funding needs that are not meet by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for the Company's services. The Company's typical customer relationship, however, usually has a duration of several years, such that the Company does not expect any current decrease in demand. The Company estimates that it will purchase approximately $2.5 million of property and equipment during fiscal year 2002, which is consistent with the amounts purchased during recent years. The payments due by period for the Company's contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

          LESS THAN                            AFTER
 TOTAL    ONE YEAR    1-3 YEARS   4-5 YEARS   5 YEARS
 -----    ---------   ---------   ---------   -------
$27,081     5,967       8,216       5,117      7,781

     The Company has entered into sublease arrangements for some of its facility obligations and expects to receive the following rental receipts (in thousands):

         LESS THAN                            AFTER
TOTAL    ONE YEAR    1-3 YEARS   4-5 YEARS   5 YEARS
-----    ---------   ---------   ---------   -------
$8,154     1,716       3,409       2,637       392

     The Company's credit facility, consisting of a $10 million committed revolver and $20 million advised line of credit, expired on February 13, 2001. The Company had not drawn and did not intend to draw on this facility, therefore the Company did not renew the facility.

     For the year ended December 31, 2001, cash used by operations was $0.1 million compared with cash used by operations of $15.5 million for the year ended October 31, 2000. During the current year, the Company purchased $2.2 million in property and equipment, and invested $1.2 million in internally developed capitalized software. The Company wrote-off internally developed capitalized software of $1.5 million, of which $1.1 million were additions during the current year. These internal software initiatives were abandoned based on the Company's assessment of the projects' future prospects. Cash provided by investing activities also included proceeds of $3.5 million from the sale of the EDI and CDR operations. During the current year, cash provided by discontinued operations was $11.2 million, which included $8.3 million in net proceeds from the sale of HCm in December 2001. The remaining cash from discontinued operations reflects cash provided by discontinued operations from HCm and HSA during the year, net of purchases of property and equipment and internal capitalized software costs.

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. During December of the current fiscal year, the Company purchased 5,350 shares on the open market at a total cost of $15,000. Cumulatively since the inception of the repurchase program, the Company has repurchased 1,317,016 shares having an aggregate purchase price of $8,315,000.

     In January 2001, as a condition of joining the Company, the new chief executive officer was provided financing to acquire 550,000 common shares directly from the Company at $1.3125 per share, the then current market price. This financing was provided in the form of a full recourse note in the amount of $722,000, bearing interest at the rate of 6.5% per annum, payable annually in two equal installments commencing January 2002. The first installment of $361,000 in principal and interest of $47,000 was received by the Company in January 2002. In addition, the Company granted such executive stock options to purchase 750,000 shares at $1.3125 per share, the then current market price.

INFLATION

     Historically, inflation has not been a material factor affecting the Company's revenue, and general operating expenses have been subject to normal inflationary pressure. Notwithstanding, the Company's business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. The Company has a performance-based bonus plan to foster retention of and incent certain employees.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No.141, "Business Combinations." SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, the Company will cease to amortize approximately $8.4 million of goodwill, the Company would have recorded approximately $267,000 of amortization during 2002. In 2001, the Company recorded amortization of $353,000. Additionally, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

     - Step 1 -- The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will apply step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     - Step 2 -- The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

     The Company expects to complete this review during the first quarter of 2002. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company does not expect any material impact to its financial position or results of operations upon adoption of this standard.

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

  VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES; TERMINABILITY OF CUSTOMER CONTRACTS.

     The Company's revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the loss of customers due to consolidation in the healthcare industry; the timing of periodic revenue enhancement projects; the timing and delays in third-party payors' adjudication of claims and ultimate payment to the Company's clients where the Company's fees are contingent upon such collections; and general economic conditions. The Company experiences sales cycles of approximately three to eighteen months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on the Company's operating results. In addition, many of the Company's agreements with its customers may be terminated under certain circumstances upon 30 to 90 days notice. The termination of customer agreements, if not replaced, could have a material adverse effect on the Company's business, financial condition and results of operations.

  NEW SERVICE DEVELOPMENT AND SYSTEM ENHANCEMENT

     The Company has historically devoted increasingly more resources to system development and enhancements and believes that significant continuing development and enhancement efforts will be necessary to adapt to changing marketplace requirements, and to sustain its operations. There can be no assurance that the Company will successfully or in a timely manner develop, acquire, integrate, introduce, and market new services or that new services developed by the Company will meet the requirements of healthcare providers and payors and achieve or sustain market acceptance.

  LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

     The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential aspects of its data processing technology. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. There can be no assurance that the measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop services that are substantially equivalent or superior to those of the Company.

  RISK OF SERVICE DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

     There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in services under development or in other enhancements after commencement of service offering, resulting in loss of revenue and customers, delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  COMPETITION

     The business of providing information management and data processing services to healthcare providers and to government health service agencies and other healthcare payors is highly competitive. The Company's competitors vary in the size, scope and breadth of the products and services they offer. There can be no assurance that competitors will not develop or offer superior services. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. In the future, additional competitors could enter the market, including providers of information systems to other segments of the healthcare industry, and compete with the Company. A substantial amount of the Company's sales are derived from competitive procurement processes managed directly by sophisticated clients or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  HEALTHCARE REGULATION AND REFORM

     The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The Company's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. See also "Healthcare Reform and Regulatory Matters" on pages 3 and 4 for additional discussion on this topic. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its results of operations, financial condition or business.

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

  LITIGATION

     The Company is a party to a pending legal proceeding as described under
Item 3, "Legal Proceedings," of this Report, which description is incorporated herein by reference. Although the Company believes that it has meritorious defenses to the claims of liability or for damages in this action against the Company, there can be no assurance that an outcome favorable to the Company will be reached in this litigation or that additional lawsuits will not be filed against the Company. Further, there can be no assurance that this lawsuit will not have a disruptive effect upon the operations of the business, that the defense of the lawsuit will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuit or future lawsuits will not have a material adverse effect upon the Company, including without limitation, the Company's results of operations, financial position and cash flow.

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

     The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of December 31, 2001, and the related weighted average interest rates by year of maturity (in thousands):

                                             MATURES YEAR ENDING        TOTAL          TOTAL
                                              DECEMBER 31, 2002    HISTORICAL COST   FAIR VALUE
                                             -------------------   ---------------   ----------
Fixed income governmental securities.......        $3,972              $3,972          $4,022
Average interest rate......................          4.87%               4.87%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is found on pages 28 to 58 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which will be mailed within 120 days after the close of the Company's year ended December 31, 2001, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's year ended December 31, 2001, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's year ended December 31, 2001, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be included in the Proxy Statement, which will be mailed within 120 days after the close of the Company's year ended December 31, 2001, and is hereby incorporated herein by reference to such Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  Financial Statements, Financial Statement Schedule and Exhibits

        1. The financial statements are listed in the Index to Consolidated Financial Statements on page 28.

        2. Financial Statement Schedule II -- Valuation and Qualifying Accounts is set forth on page 58. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

        3.  The Exhibits are set forth on the Exhibit Index on page 59.

     B.  Reports on Form 8-K

          Current Report on Form 8-K, dated October 30, 2001 (filed November 13,
     2001) -- Item 8. Change in Fiscal Year.

          Current Report on Form 8-K, dated December 11, 2001 (filed December 26, 2001) -- Item 2. Acquisition or Disposition of Assets.

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

                                          HEALTH MANAGEMENT SYSTEMS, INC.
                                                       (Registrant)

                                          By: /s/ WILLIAM F. MILLER, III
                                          --------------------------------------
                                                  William F. Miller, III
                                           Chairman and Chief Executive Officer

                                          Date: April 11, 2002

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

                       SIGNATURES                                     TITLE                    DATE
                       ----------                                     -----                    ----



               /s/ WILLIAM F. MILLER, III                   Chairman, Chief Executive     April 11, 2002
--------------------------------------------------------      Officer, and Director
                 William F. Miller, III                        (Principal Executive
                                                                     Officer)




                  /s/ PHILIP RYDZEWSKI                      Senior Vice President and     April 11, 2002
--------------------------------------------------------     Chief Financial Officer
                    Philip Rydzewski                         (Principal Financial and
                                                               Accounting Officer)




                 /s/ RANDOLPH G. BROWN                               Director             April 11, 2002
--------------------------------------------------------
                   Randolph G. Brown




                   /s/ JAMES T. KELLY                                Director             April 11, 2002
--------------------------------------------------------
                     James T. Kelly




                  /s/ WILLIAM W. NEAL                                Director             April 11, 2002
--------------------------------------------------------
                    William W. Neal




                  /s/ GALEN D. POWERS                                Director             April 11, 2002
--------------------------------------------------------
                    Galen D. Powers




                  /s/ ELLEN A. RUDNICK                               Director             April 11, 2002
--------------------------------------------------------
                    Ellen A. Rudnick




                  /s/ RICHARD H. STOWE                               Director             April 11, 2002
--------------------------------------------------------
                    Richard H. Stowe

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NUMBER
CONSOLIDATED FINANCIAL STATEMENTS:                            -----------
Independent Auditors' Report................................      29
Consolidated Balance Sheets as of December 31, 2001 and
  2000, and October 31, 2000................................      30
Consolidated Statements of Operations for the Year Ended
  December 31, 2001, the Two Months Ended December 31, 2000,
  and the Years Ended October 31, 2000 and 1999.............      31
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income/(Loss) for the Year Ended December
  31, 2001, the Two Months Ended December 31, 2000, and the
  Years Ended October 31, 2000 and 1999.....................      32
Consolidated Statements of Cash Flows for the Year Ended
  December 31, 2001, the Two Months Ended December 31, 2000,
  and the Years Ended October 31, 2000 and 1999.............      33
Notes to Consolidated Financial Statements..................      34

FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts............      58

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management Systems, Inc. and subsidiaries as of December 31, 2001, December 31, 2000 and October 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", in 2000.

                                          /s/ KPMG LLP

New York, New York
March 12, 2002

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                               2001           2000          2000
                                                           ------------   ------------   -----------
                                                                (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents..............................    $ 21,020       $ 6,187        $10,573
  Short-term investments.................................       4,022         7,387          6,167
  Accounts receivable, net...............................      12,720        18,579         19,286
  Deferred income taxes, net.............................          --         1,611          1,611
  Prepaid expenses and other current assets..............       2,420         4,776          5,344
                                                             --------       -------        -------
          Total current assets...........................      40,182        38,540         42,981
Property and equipment, net..............................       4,228         5,051          5,509
Capitalized software costs, net..........................         466         2,050          1,835
Goodwill, net............................................       5,679         7,366          7,425
Deferred income taxes, net...............................       8,920         7,309          6,643
Other assets.............................................         650           507            489
Net assets of discontinued operations....................         269        14,814         14,681
                                                             --------       -------        -------
     Total assets........................................    $ 60,394       $75,637        $79,563
                                                             ========       =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other
     liabilities.........................................    $ 13,417       $ 9,244        $10,799
  Net liabilities of discontinued operations.............         527           241          1,620
                                                             --------       -------        -------
          Total current liabilities......................      13,944         9,485         12,419
Other liabilities........................................         669         1,479          1,546
                                                             --------       -------        -------
     Total liabilities...................................      14,613        10,964         13,965
                                                             --------       -------        -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock -- $.01 par value; 5,000,000 shares
     authorized; none issued.............................          --            --             --
  Common stock -- $.01 par value; 45,000,000 shares
     authorized; 19,332,089 shares issued and 18,015,073
     shares outstanding at
       December 31, 2001;
     18,563,922 shares issued and 17,252,256 shares
       outstanding at
       December 31, 2000;
     18,563,922 shares issued and 17,252,256 shares
       outstanding at
       October 31, 2000..................................         193           186            186
  Capital in excess of par value.........................      73,550        72,170         72,170
  Unearned stock compensation............................        (128)           --             --
  Retained earnings/(accumulated deficit)................     (18,755)          709          1,652
  Accumulated other comprehensive loss...................         (42)          (92)          (110)
  Treasury stock, at cost; 1,317,016 shares at December
     31, 2001 and 1,311,666 shares at December 31 and
     October 31, 2000....................................      (8,315)       (8,300)        (8,300)
  Note receivable from officer for sale of stock.........        (722)           --             --
                                                             --------       -------        -------
     Total shareholders' equity..........................      45,781        64,673         65,598
                                                             --------       -------        -------
          Total liabilities and shareholders' equity.....    $ 60,394       $75,637        $79,563
                                                             ========       =======        =======

          See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               TWO MONTHS       YEAR          YEAR
                                                YEAR ENDED       ENDED          ENDED         ENDED
                                               DECEMBER 31,   DECEMBER 31,   OCTOBER 31,   OCTOBER 31,
                                                   2001           2000          2000          1999
                                               ------------   ------------   -----------   -----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue......................................    $ 58,748       $ 9,207       $ 64,849       $67,950
                                                 --------       -------       --------       -------
Cost of services:
  Compensation...............................      33,808         6,239         37,656        34,172
  Data processing............................       9,281         1,172          7,217         7,353
  Occupancy..................................       6,503         1,305          7,753         6,201
  Direct project costs.......................       9,593           737          9,931        10,533
  Other operating costs......................      13,665         1,383         10,079         7,355
  Restructuring costs........................       2,280            --            821            --
  Impairment of assets.......................       1,335            --             --            --
  Other charges..............................          --            --          2,662            --
  Amortization of intangibles................         353            59            401           291
                                                 --------       -------       --------       -------
          Total cost of services.............      76,818        10,895         76,520        65,905
                                                 --------       -------       --------       -------
  Operating income (loss)....................     (18,070)       (1,688)       (11,671)        2,045
Gain on sale of assets.......................       1,605            --             --            --
Net interest income..........................         667           138          1,024         1,206
                                                 --------       -------       --------       -------
  Income (Loss) from continuing operations
     before income taxes and cumulative
     effect of change in accounting
     principle...............................     (15,798)       (1,550)       (10,647)        3,251
Income tax expense (benefit).................          --          (642)        (4,530)        1,149
                                                 --------       -------       --------       -------
  Income (Loss) from continuing operations
     before cumulative effect of change in
     accounting principle....................     (15,798)         (908)        (6,117)        2,102
Discontinued operations:
  Income (Loss) from discontinued operations,
     net.....................................      (5,053)          (35)         2,656         5,381
  Estimated loss on disposal of discontinued
     operations, net.........................        (200)           --             --            --
  Gain on sale of discontinued operation,
     net.....................................       1,587            --             --            --
                                                 --------       -------       --------       -------
     Discontinued operations.................      (3,666)          (35)         2,656         5,381
       Income (Loss) before cumulative effect
          of change in accounting
          principle..........................     (19,464)         (943)        (3,461)        7,483
Cumulative effect of change in accounting
  principle, net of tax benefit ("cumulative
  effect")...................................          --            --        (21,965)           --
                                                 --------       -------       --------       -------
     Net income (loss).......................    $(19,464)      $  (943)      $(25,426)      $ 7,483
                                                 ========       =======       ========       =======
Basic and diluted earnings per share data:
  Income (Loss) per share from continuing
     operations before cumulative effect.....    $  (0.88)      $ (0.05)      $  (0.35)      $  0.12
  Income (Loss) per share from discontinued
     operations, net.........................       (0.21)        (0.00)          0.15          0.31
  Loss per share from cumulative effect,
     net.....................................          --            --          (1.26)           --
                                                 --------       -------       --------       -------
     Net income (loss) per share.............    $  (1.09)      $ (0.05)      $  (1.46)      $  0.43
                                                 ========       =======       ========       =======
  Weighted average common shares
     outstanding.............................      17,857        17,252         17,467        17,357
                                                 ========       =======       ========       =======
  Pro forma net loss assuming new accounting
     principle is applied retroactively......         N/A           N/A       $ (3,461)      $(1,297)
                                                                              ========       =======
  Pro forma basic loss per share assuming new
     accounting principle is applied
     retroactively...........................         N/A           N/A       $  (0.20)      $ (0.07)
                                                                              ========       =======

          See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)

                                  COMMON STOCK                                    RETAINED      ACCUMULATED
                               -------------------   CAPITAL IN     UNEARNED      EARNINGS/        OTHER
                               # OF SHARES    PAR    EXCESS OF       STOCK       ACCUMULATED   COMPREHENSIVE
                                 ISSUED      VALUE   PAR VALUE    COMPENSATION     DEFICIT     INCOME/(LOSS)
                               -----------   -----   ----------   ------------   -----------   -------------
                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at October 31,
  1998.......................  18,332,367    $183     $71,134        $   --       $  19,595       $  107
  Comprehensive income:
    Net loss.................          --      --          --            --           7,483           --
    Change in net unrealized
      appreciation on
      short-term
      investments............          --      --          --            --              --         (101)
  Total comprehensive
    income...................
  Shares issued under
    employee stock purchase
    plan.....................      77,123       1         337            --              --           --
  Exercise of stock
    options..................      41,247      --         210            --              --           --
  Disqualifying
    disposition..............          --      --          33            --              --           --
                               ----------    ----     -------        ------       ---------       ------
Balance at October 31,
  1999.......................  18,450,737    $184     $71,714        $   --       $  27,078       $    6
  Comprehensive loss:
    Net loss.................          --      --          --            --         (25,426)          --
    Change in net unrealized
      appreciation on
      short-term
      investments............          --      --          --            --              --         (116)
  Total comprehensive loss...
  Shares issued under
    employee stock purchase
    plan.....................      46,095       1         134            --              --           --
  Exercise of stock
    options..................      67,090       1         309            --              --           --
  Disqualifying
    disposition..............          --      --          13            --              --           --
  Purchase of treasury
    stock....................          --      --          --            --              --           --
                               ----------    ----     -------        ------       ---------       ------
Balance at October 31,
  2000.......................  18,563,922    $186     $72,170        $   --       $   1,652       $ (110)
  Comprehensive loss:
    Net loss.................          --      --          --            --            (943)          --
    Change in net unrealized
      appreciation on
      short-term
      investments............          --      --          --            --              --           18
  Total comprehensive loss...
                               ----------    ----     -------        ------       ---------       ------
Balance at December 31,
  2000.......................  18,563,922    $186     $72,170        $   --       $     709       $  (92)
  Comprehensive loss:
    Net loss.................          --      --          --            --         (19,464)          --
    Change in net unrealized
      appreciation on
      short-term
      investments............          --      --          --            --              --           50
  Total comprehensive loss...
  Shares issued for note
    receivable...............     550,000       5         717            --              --           --
  Shares issued under
    employee stock purchase
    plan.....................     157,667       1         161            --              --           --
  Exercise of stock
    options..................      60,500       1          69            --              --           --
  Purchase of treasury
    stock....................          --      --          --            --              --           --
  Unearned stock
    compensation.............          --      --         433          (433)             --           --
  Stock compensation
    expense..................          --      --          --           305              --           --
                               ----------    ----     -------        ------       ---------       ------
Balance at December 31,
  2001.......................  19,332,089    $193     $73,550        $ (128)      $ (18,755)      $  (42)
                               ==========    ====     =======        ======       =========       ======

                                                          NOTE
                                  TREASURY STOCK       RECEIVABLE       TOTAL
                               ---------------------   FROM SALE    SHAREHOLDERS'
                               # OF SHARES   AMOUNT     OF STOCK       EQUITY
                               -----------   -------   ----------   -------------
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at October 31,
  1998.......................   1,049,000    $(7,750)    $   --        $83,269
  Comprehensive income:
    Net loss.................          --         --         --          7,483
    Change in net unrealized
      appreciation on
      short-term
      investments............          --         --         --           (101)
                                                                       -------
  Total comprehensive
    income...................                                            7,382
  Shares issued under
    employee stock purchase
    plan.....................          --         --         --            338
  Exercise of stock
    options..................          --         --         --            210
  Disqualifying
    disposition..............          --         --         --             33
                                ---------    -------     ------        -------
Balance at October 31,
  1999.......................   1,049,000    $(7,750)    $   --        $91,232
  Comprehensive loss:
    Net loss.................          --         --         --        (25,426)
    Change in net unrealized
      appreciation on
      short-term
      investments............          --         --         --           (116)
                                                                       -------
  Total comprehensive loss...                                          (25,542)
  Shares issued under
    employee stock purchase
    plan.....................          --         --         --            135
  Exercise of stock
    options..................          --         --         --            310
  Disqualifying
    disposition..............          --         --         --             13
  Purchase of treasury
    stock....................     262,666       (550)        --           (550)
                                ---------    -------     ------        -------
Balance at October 31,
  2000.......................   1,311,666    $(8,300)    $   --        $65,598
  Comprehensive loss:
    Net loss.................          --         --         --           (943)
    Change in net unrealized
      appreciation on
      short-term
      investments............          --         --         --             18
                                                                       -------
  Total comprehensive loss...                                             (925)
                                ---------    -------     ------        -------
Balance at December 31,
  2000.......................   1,311,666    $(8,300)    $   --        $64,673
  Comprehensive loss:
    Net loss.................          --         --         --        (19,464)
    Change in net unrealized
      appreciation on
      short-term
      investments............          --         --         --             50
                                                                       -------
  Total comprehensive loss...                                          (19,414)
  Shares issued for note
    receivable...............          --         --       (722)            --
  Shares issued under
    employee stock purchase
    plan.....................          --         --         --            162
  Exercise of stock
    options..................          --         --         --             70
  Purchase of treasury
    stock....................       5,350        (15)        --            (15)
  Unearned stock
    compensation.............          --         --         --             --
  Stock compensation
    expense..................          --         --         --            305
                                ---------    -------     ------        -------
Balance at December 31,
  2001.......................   1,317,016    $(8,315)    $ (722)       $45,781
                                =========    =======     ======        =======

          See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             TWO MONTHS
                                                              YEAR ENDED       ENDED       YEAR ENDED    YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,   OCTOBER 31,   OCTOBER 31,
                                                                 2001           2000          2000          1999
                                                             ------------   ------------   -----------   -----------
                                                                                 (IN THOUSANDS)
Operating activities:
  Net income (loss)........................................    $(19,464)      $  (943)      $(25,426)     $  7,483
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    (Income) loss from discontinued operations.............       3,666            35         (2,656)       (5,381)
    Depreciation and amortization..........................       2,197           393          2,189         1,945
    Amortization of intangibles............................         353            59            401           291
    Loss on disposal and write-off of capitalized software
      costs and property and equipment.....................       2,126            --             --            --
    Provision for doubtful accounts........................       2,792            12             92           251
    Net gain on sale of assets, CDR operations and EDI
      operations...........................................      (1,605)           --             --            --
    Goodwill impairment....................................       1,335            --             --            --
    Stock compensation expense.............................         305            --             --            --
    (Increase) decrease in deferred taxes..................          --          (666)        (2,247)        4,166
    Disqualifying disposition..............................          --            --             13            33
    Cumulative effect of change in accounting principle,
      net of tax...........................................          --            --         21,965            --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable...........         793           695         (9,227)      (10,093)
      (Increase) decrease in other current assets..........       2,339           569         (2,042)        1,906
      (Increase) decrease in other assets..................        (171)          (18)           347          (838)
      Increase (decrease) in accounts payable, accrued
        expenses and other liabilities.....................       5,267        (1,503)         1,063         4,298
                                                               --------       -------       --------      --------
        Net cash provided by (used in) operating
          activities.......................................         (67)       (1,367)       (15,528)        4,061
                                                               --------       -------       --------      --------
Investing activities:
  Purchases of property and equipment......................      (2,246)          (54)        (2,096)       (1,716)
  Investment in software...................................      (1,198)         (215)        (1,267)         (568)
  Acquisition of net assets of HRM.........................          --            --             --        (4,024)
  Proceeds from sale of assets, EDI operations, net........         661            --             --            --
  Proceeds from sale of assets, CDR operations, net........       2,887            --             --            --
  Net proceeds from sales/(purchases) of short-term
    investments............................................       3,415        (1,202)        11,224        (3,089)
                                                               --------       -------       --------      --------
        Net cash provided by (used in) investing
          activities.......................................       3,519        (1,471)         7,861        (9,397)
                                                               --------       -------       --------      --------
Financing activities:
  Proceeds from issuance of common stock, employee stock
    purchase plan..........................................         162            --            135           338
  Proceeds from exercise of stock options..................          70            --            310           210
  Net repayments (borrowings) to former officer............          --            --            900          (150)
  Purchases of treasury stock..............................         (15)           --           (550)           --
                                                               --------       -------       --------      --------
        Net cash provided by financing activities..........         217            --            795           398
                                                               --------       -------       --------      --------
    Net increase (decrease) in cash and cash equivalents...       3,669        (2,838)        (6,872)       (4,938)
Cash and cash equivalents at beginning of period...........       6,187        10,573         16,310        13,883
Cash provided by (used in) discontinued operations.........      11,164        (1,548)         1,135         7,365
                                                               --------       -------       --------      --------
Cash and cash equivalents at end of period.................    $ 21,020       $ 6,187       $ 10,573      $ 16,310
                                                               ========       =======       ========      ========
Supplemental disclosure of noncash investing and financing
  activities:
  Service credits received as consideration from sale of
    assets.................................................    $  2,259       $    --       $     --      $     --
                                                               ========       =======       ========      ========
  Sale of common stock to officer for note receivable......    $    722       $    --       $     --      $     --
                                                               ========       =======       ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................    $     30       $    --       $     59      $    105
                                                               ========       =======       ========      ========
  Cash paid for income taxes...............................    $    204       $     1       $    166      $    522
                                                               ========       =======       ========      ========

          See accompanying notes to consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) ORGANIZATION AND BUSINESS

     Health Management Systems, Inc. (the "Company") furnishes information-based revenue enhancement services to healthcare providers and payors. The Company's services benefit its clients by increasing revenue, accelerating cash flow, and reducing operating and administrative costs. The Company is organized into two business units, the Provider Services Division ("Provider") and the Payor Services Division ("Payor").

  (b) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

  (i) Change in Fiscal Year

     On October 30, 2001, the Board of Directors approved a change of the Company's fiscal year to December 31 from October 31. The change was retroactive to January 1, 2001. Accordingly, the Company changed its fiscal quarters to the calendar quarters. As a result of this change, the Company has presented the transition period of November 1 to December 31, 2000. All prior fiscal years are presented with an October 31 year-end date.

  (ii) Discontinued Operations of Business Segments

     During the year, the Company sold its Decision Support Group ("DSG") business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group ("PSG") business unit. In prior periods, DSG and PSG had been separate reportable segments. The current and historical operating results of DSG and PSG have been reported as discontinued operations on the accompanying Consolidated Statements of Operations. The current and noncurrent assets and liabilities of DSG and PSG are presented on a net basis as discontinued operations on the Consolidated Balance Sheets for all periods presented.

  (iii) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) CASH AND CASH EQUIVALENTS

     For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  (d) SHORT-TERM INVESTMENTS

     Short-term investments are recorded at fair value. Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. All of the Company's short-term investments are available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

  (e) DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment utilizing the straight-line method. Amortization of leasehold improvements is

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES provided over the estimated useful lives of the assets or the terms of the leases, whichever is shorter, using the straight-line method. The estimated useful lives are as follows:

Equipment...................................................   3-5 years
Leasehold improvements......................................  5-10 years
Furniture and fixtures......................................   5-7 years

  (f) SOFTWARE DEVELOPMENT COST

     The Company capitalizes software development costs incurred related to software developed for resale subsequent to the establishment of technological feasibility until the product is released for commercial use. Similarly, costs incurred to develop upgrades are capitalized until the upgrades are commercially released. Before technological feasibility has been established, the Company expenses all costs incurred for the product. Any cash received from a development partner is recorded first as an offset to any previously capitalized software development costs on the project before revenue is recognized.

     The Company also capitalizes certain software development costs related to software developed for internal use while in the application development stage. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage are expensed as incurred. Amortization of software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 36-48 months.

  (g) INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill, which are being amortized on a straight-line basis between ten and forty years.

  (h) IMPAIRMENT OF INTANGIBLES AND LONG-LIVED ASSETS

     The Company assesses the impairment of identifiable intangibles, enterprise level goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. The Company determines the recoverability of the carrying value of its long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When the Company determines that the carrying value of long-lived assets may not be recoverable, the Company measures any impairment by comparing the carrying amount of the asset with the fair value of the asset. For identifiable intangibles and enterprise level goodwill the Company determines fair value based on a projected discounted cash flow method using a discount rate reflective of the Company's cost of funds.

  (i) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES includes the enactment date. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

  (j) NET INCOME PER COMMON SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 of 17,857,000, 17,252,000, 17,467,000 and 17,357,000 respectively for weighted average common shares, and 748,000, 41,000, 10,000 and 62,000, respectively for common stock equivalents. The common stock equivalents for the year ended December 31, 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 are excluded from the weighted average shares used to compute diluted net loss per share as they would be antidilutive to the per share calculation. Additionally, the dilutive effect of the common stock equivalents for the year ended October 31, 1999 was not material. The Company's common stock equivalents consist of stock options.

  (k) REVENUE RECOGNITION

     The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company's customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The Company elected early adoption in the fourth quarter of its year ended October 31, 2000, implementing a change in accounting principle. The change in accounting principle was implemented effective November 1, 1999.

     Prior to November 1, 1999, the Company recognized revenue pertaining to clients seeking reimbursement from third-party payors when billings were submitted to clients or their third-party payors or intermediaries as a consequence of completion and acceptance of services performed by the Company for a client. Certain of these clients' contracts contain periodic fee limitations or fixed-fees. The fees allowable under these contracts are recognized once the cash is collected by the client on a straight-line basis over the fee limitation or fixed-fee period and amounts billed in excess in any one period are deferred.

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

  (l) STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and to adopt only the disclosure provision of SFAS No. 123.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

  (m) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair market value for short-term securities is based on quoted market prices where available.

  (n) COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) recorded by the Company is comprised of unrealized gains and losses on short-term investments.

  (o) USE OF ESTIMATES

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

  (p) RECLASSIFICATIONS

     Certain reclassifications were made to prior year amounts to conform to the current presentation.

  (q) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142 the Company will cease to amortize approximately $8.4 million of goodwill; the Company would have recorded approximately $267,000 of amortization during 2002. In 2001, the Company recorded amortization of $353,000. Additionally, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142.

     The impairment review will involve a two-step process as follows:

     - Step 1 -- The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will apply step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     - Step 2 -- The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

     The Company expects to complete this review during the first quarter of 2002. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company does not expect any material impact to its financial position or results of operations upon adoption of this standard.

2.  SHORT-TERM INVESTMENTS

     The Company's holdings of financial instruments are comprised of federal, state and local government debt. All such instruments are classified as securities available for sale.

     The table below presents the historical cost basis, and the fair value for the Company's investment portfolio at December 31, 2001, and 2000, and at October 31, 2000 (in thousands):

                                                              HISTORICAL    FAIR
                                                                 COST      VALUE
                                                              ----------   ------
December 31, 2001: Fixed Income Governmental Securities (all
  securities mature in the year ended December 31, 2002)....    $3,972     $4,022
                                                                ======     ======
December 31, 2000: Fixed Income Governmental Securities.....    $7,456     $7,387
                                                                ======     ======
October 31, 2000: Fixed Income Governmental Securities......    $6,356     $6,167
                                                                ======     ======

3.  ACCOUNTS RECEIVABLE

  (a) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable are reflected net of an allowance for doubtful accounts of $3.3 million, $1.2 million and $1.2 million at December 31, 2001 and 2000, and October 31, 2000, respectively.

  (b) AMOUNTS DUE FROM THE DISTRICT OF COLUMBIA

     In July 2001, the Company recognized bad debt expense in the total amount of $2.7 million for the full amount of outstanding accounts receivable from the District of Columbia ("District" or "D.C."). This $2.7 million of accounts receivable consisted of $1.6 million for retroactive Disproportionate Share Hospital ("DSH") revenue recovery services for the D.C. Medicaid program, and $1.1 million for retroactive Medicaid rate adjustment services rendered to D.C. General Hospital. This bad debt expense is reflected in Other Operating Costs in the Consolidated Statements of Operations.

     With regard to the $1.6 million account receivable item, as a result of the Company's efforts in seeking payment, the Chief Contracting Officer of the District Department of Health informed the Company of the decision through a letter dated May 23, 2001, that the contract pursuant to which the Company rendered services in connection with the DSH revenue recovery project, including eight amendments to that contract, had been signed by a Contracting Officer of the Department of Human Services without the requisite contracting authority and therefore the contract was determined by the Chief Contracting Officer to be void

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES ab initio. The Company believes the decision of the Chief Contracting Officer is erroneous. Nonetheless, in light of the decision and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company has determined to recognize bad debt expense for this receivable.

     With regard to the $1.1 million account receivable item, the Company had asserted a claim against the District of Columbia Public Benefit Corporation ("PBC") for services rendered to D.C. General Hospital. The Company received a letter dated April 6, 2001, from the Chief Executive Officer of the PBC stating why he believed no additional amounts were due the Company for the services rendered. The Company requested additional information and documentary support for the CEO's denial but these materials have not been provided. Effective April 30, 2001, the PBC was dissolved and responsibility for the Company's claim was transferred to the Executive Director of the D.C. Financial Responsibility and Management Assistance Authority. After the Company's further efforts to pursue collection with the Executive Director, the Company was informed by letter dated July 18, 2001 from the District's Corporation Counsel, that the matter was referred to the Department of Health for investigation. In light of the PBC CEO's denial, the subsequent correspondence between the parties, the unwillingness of the D.C. government to provide documentary support for the denial of payment, and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company has determined to recognize bad debt expense for this receivable.

     In conjunction with the bad debt expense discussed above, the Company recognized a reduction in accrued subcontractor expense in the amount of $2.5 million, for the related contractual contingency based payment that would have been due to the main service provider to the Company in fulfillment of these projects for the District. This reduction in subcontractor expense is included in Direct Project Costs in the Consolidated Statements of Operations. Also, the Company has determined that an advance of $2.5 million it had made to this same subcontractor is uncollectible and has recognized expense in the amount of the advance. This additional expense is also included in Direct Project Costs in the Consolidated Statements of Operations and largely offsets the reduction above, in accrued subcontractor expense.

4.  PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2001 and 2000, and October 31, 2000 consisted of the following (in thousands):

                                                   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                       2001           2000          2000
                                                   ------------   ------------   -----------
Equipment........................................    $  9,002       $ 11,436      $ 11,569
Leasehold improvements...........................       4,905          5,783         5,764
Furniture and fixtures...........................       3,968          3,859         3,810
                                                     --------       --------      --------
                                                       17,875         21,078        21,143
Less accumulated depreciation and amortization...     (13,647)       (16,027)      (15,634)
                                                     --------       --------      --------
Property and equipment, net......................    $  4,228       $  5,051      $  5,509
                                                     ========       ========      ========

     Depreciation and amortization expense related to property and equipment charged to operations for the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 was $2.0 million, $393,000, $2.2 million and $1.9 million, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

5.  CAPITALIZED SOFTWARE COSTS

     Capitalized software costs as of December 31, 2001 and 2000, and October 31, 2000 consisted of the following (in thousands):

                                                   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                       2001           2000          2000
                                                   ------------   ------------   -----------
Capitalized software costs.......................     $ 658          $2,050        $1,835
Less accumulated amortization....................      (192)             --            --
                                                      -----          ------        ------
Capitalized software costs, net..................     $ 466          $2,050        $1,835
                                                      =====          ======        ======

     In January 2001, in conjunction with its sale of its EDI business, the Company sold capitalized software with a cost of $1.1 million see Note 16. During the year ended December 31, 2001, the Company wrote-off capitalized software costs of $1.5 million, of which $1.1 million were additions during the current year. These internal software initiatives were abandoned based on the Company's assessment of the projects' future prospects. Amortization expense for the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 was $192,000, none, none, and none, respectively.

6.  GOODWILL

     Goodwill as of December 31, 2001 and 2000, and October 31, 2000 consisted of the following (in thousands):

                                                   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                       2001           2000          2000
                                                   ------------   ------------   -----------
Goodwill.........................................    $ 8,366        $ 9,701        $ 9,701
Less accumulated amortization....................     (2,687)        (2,335)        (2,276)
                                                     -------        -------        -------
Goodwill, net....................................    $ 5,679        $ 7,366        $ 7,425
                                                     =======        =======        =======

     Amortization expense related to intangible assets charged to operations for the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 was $353,000, $59,000, $401,000, and
$291,000, respectively.

     During the year ended December 31, 2001, the Company recognized an impairment charge of $1.3 million, the amount of the remaining unamortized goodwill related to its Global line of business which had been acquired in 1997. The impairment charge resulted from the Company's recoverability assessment which was triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of the Company's cost of funds.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

7.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable, accrued expenses and other liabilities as of December 31, 2001 and 2000, and October 31, 2000 consisted of the following (in thousands):

                                                   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                       2001           2000          2000
                                                   ------------   ------------   -----------
Accounts payable.................................    $ 3,337         $1,980        $ 2,553
Accrued compensation.............................      2,349          1,908          2,621
Accrued direct project costs.....................      2,273          3,970          4,042
Accrued restructuring costs......................      2,087            648            754
Accrued software license obligations.............      1,426             --             --
Accrued other expenses...........................      1,945            738            829
                                                     -------         ------        -------
                                                     $13,417         $9,244        $10,799
                                                     =======         ======        =======

8.  CREDIT FACILITY

     The Company's credit facility, consisting of a $10 million committed revolver and $20 million advised line of credit, expired on February 13, 2001. The Company had not drawn and did not intend to draw on this facility, and therefore the Company did not renew the facility.

9.  INCOME TAXES

     The income tax expense (benefit) was allocated as follows (in thousands):

                                                       TWO MONTHS           YEARS ENDED
                                        YEAR ENDED       ENDED       -------------------------
                                       DECEMBER 31,   DECEMBER 31,   OCTOBER 31,   OCTOBER 31,
                                           2001           2000          2000          1999
                                       ------------   ------------   -----------   -----------
Income (loss) from continuing
  operations.........................      $ --          $(642)        $(4,530)      $1,149
Discontinued operations:
  Income (loss) from discontinued
     operations......................        --            (24)          1,967        2,942
  Estimated loss on disposal.........        --             --              --           --
  Gain on sale.......................       312             --              --           --
                                           ----          -----         -------       ------
  Total tax expense (benefit)........      $312          $(666)        $(2,563)      $4,091
                                           ====          =====         =======       ======

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

     Income tax expense (benefit) from continuing operations was comprised of the following (in thousands):

                                                       TWO MONTHS           YEARS ENDED
                                        YEAR ENDED       ENDED       -------------------------
                                       DECEMBER 31,   DECEMBER 31,   OCTOBER 31,   OCTOBER 31,
                                           2001           2000          2000          1999
                                       ------------   ------------   -----------   -----------
Current tax expense (benefit)
  Federal............................      $ --          $  --         $(1,075)      $  (41)
  State and local....................        --             --             516           20
                                           ----          -----         -------       ------
                                           $ --          $  --         $  (559)      $  (21)
                                           ----          -----         -------       ------
Deferred tax expense (benefit):
  Federal............................      $ --          $(506)        $(2,517)      $  914
  State and local....................        --           (136)         (1,454)         256
                                           ----          -----         -------       ------
                                           $ --          $(642)        $(3,971)      $1,170
                                           ----          -----         -------       ------
Income tax expense (benefit).........      $ --          $(642)        $(4,530)      $1,149
                                           ====          =====         =======       ======

     A reconciliation of the income tax expense (benefit) from continuing operations to the applicable federal statutory rates follows (in thousands):

                                                 TWO MONTHS                YEARS ENDED
                               YEAR ENDED           ENDED        --------------------------------
                              DECEMBER 31,      DECEMBER 31,       OCTOBER 31,       OCTOBER 31,
                                  2001              2000              2000              1999
                             ---------------    -------------    ---------------    -------------
Income tax expense
  (benefit):
Computed at federal
  statutory rate...........  $(5,529)  (35.0)%  $(527)  (34.0)%  $(3,620)  (34.0)%  $1,105   34.0%
State and local tax
  expense, net of federal
  benefit..................     (950)   (6.0)     (89)   (5.7)      (610)   (5.7)      182    5.6
Amortization of goodwill...       46     0.3        9     0.6         99     0.9        16    0.5
Municipal interest.........      (82)   (0.5)      (9)   (0.6)      (329)   (3.1)      (56)  (1.7)
Increase (decrease) in
  valuation allowance......    6,239    39.5       --      --       (164)   (1.5)     (104)  (3.2)
Other, net.................      276     1.7      (26)   (1.7)        94     0.9         6    0.1
                             -------   -----    -----   -----    -------   -----    ------   ----
Total income tax expense
  (benefit)................  $    --      --%   $(642)  (41.4)%  $(4,530)  (42.5)%  $1,149   35.3%
                             =======   =====    =====   =====    =======   =====    ======   ====

     Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 and October 31, 2000 were as follows (in thousands):

                                                   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                       2001           2000          2000
                                                   ------------   ------------   -----------
Deferred tax assets:
  Deferred income................................    $    --        $ 1,109        $   948
  Allowance for doubtful accounts................      1,491            931            887
  Property and equipment.........................      1,192          1,655          2,238
  Restructuring cost.............................      2,388            412            915
  Goodwill and other intangibles.................      1,657             --             --
  Software.......................................        712          1,100          1,123
  Federal and state net operating loss
     carryforward................................     13,134         12,187         10,358
  Other..........................................        508          1,091          1,098
                                                     -------        -------        -------
Total deferred tax assets before valuation
  allowance......................................     21,082         18,485         17,567
  Less valuation allowance.......................     (8,493)          (931)          (931)
                                                     -------        -------        -------
Total deferred tax assets after valuation
  allowance......................................     12,589         17,554         16,636
                                                     -------        -------        -------
Deferred tax liabilities:
  Capitalized research & development cost........        280          5,148          4,909
  Federal impact of states net operating
     losses......................................      1,902          1,565          1,537
  Other..........................................      1,487          1,921          1,936
                                                     -------        -------        -------
Total deferred tax liabilities...................      3,669          8,634          8,382
                                                     -------        -------        -------
Total net deferred tax assets....................    $ 8,920        $ 8,920        $ 8,254
                                                     =======        =======        =======
Net current deferred tax assets..................    $    --        $ 1,611        $ 1,611
Net non-current deferred tax assets..............      8,920          7,309          6,643
                                                     -------        -------        -------
Total net deferred tax assets....................    $ 8,920        $ 8,920        $ 8,254
                                                     =======        =======        =======

     At December 31, 2001, the Company had net operating loss carryforwards of $21.0 million and $27.0 million, which are available to offset future federal and state/local taxable income, respectively. Of the federal amount, $4.0 million is subject to annual limitation of $266,000 under Internal Revenue Code
Section 382. The federal and state/local net operating loss carryforwards expire between years 2012 through 2021, and years 2012 through 2021, respectively.

     During the year ended December 31, 2001 the Company recognized an increase in the valuation allowance related to the realizability of its deferred tax assets in the amount of $7.5 million. The valuation allowance was specifically associated with the Company's net operating loss carryforwards ("NOLs"), which account for the majority of the Company's deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences, and reflected managements' estimates of future results of operations after considering the significant changes in the Company's business represented by the business divestitures, sales of assets, and operational and infrastructure restructurings as discussed in Note 16. The realizability of the Company's deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company's actual taxable income results and updated estimates of future taxable income. The Company believes that it is more

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

     The tax benefit derived from disqualifying dispositions increased shareholders' equity by none, none, $13,000 and $33,000 during the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999, respectively.

10.  EQUITY

  (a) TREASURY STOCK

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10 million. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. During the year ended December 31, 2001, the Company repurchased a total of 5,350 shares of common stock for $15,000 at an average price of $2.80 per share. In fiscal year 2000, the Company repurchased a total of 262,666 shares of common stock for $550,000, or $2.09 per share. These shares were purchased from the Company's former chief executive officer. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,317,016 shares of common stock at an average price of $6.31 per share having an aggregate purchase price of $8.3 million.

  (b) PREFERRED STOCK

     The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by the Company's Board of Directors. As of December 31, 2001 no preferred stock has been issued.

11.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a benefit plan to provide retirement benefits for its employees known as Health Management Systems, Inc. 401(k) Plan (the "Plan"). Participants may make voluntary contributions to the Plan of up to 15% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company's common stock. Further, participants are not permitted to invest their contributions in the Company's stock. For the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999, the Company contributions to the Plan were $264,000, $95,000, $653,000, and $506,000, respectively.

12.  STOCK-BASED COMPENSATION PLANS

  (a) 1999 LONG-TERM INCENTIVE PLAN

     The Company's 1999 Long-Term Incentive Stock Plan (the "Plan"), which replaced the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan terminated in May 1999, was approved by its shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain highly competent individuals to serve as Directors, officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company's common stock at an exercise price no less than 100% of the estimated fair market value of the Company's common stock; (b) stock appreciation rights ("SAR") representing the right to receive a payment, in cash, shares of common

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company's common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions up to five years, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through October 2011. Options expire ten years after the date of grant. As of December 31, 2001, no SAR's or stock purchase awards had been granted. The Plan authorizes the issuance of up to 4,751,356 shares of common stock. The Plan expires in January 2009.

     On December 15, 2000 all non-employee members of the Board of Directors were granted options under the Plan to purchase shares of common stock. Three members were granted options to purchase 25,000 shares at an exercise price of $1.07 per share, the then current market price. These options vested as to 33% on the grant date and the remaining 67% in two equal installments, commencing one year after the date of grant.

     Two members of the Board of Directors were each granted options under the Plan to purchase 150,000 shares of common stock, at an exercise price of $1.07 per share, the then current market price. The options vest as follows: 30,000 shares on the date of grant, 45,000 shares on the first anniversary, and the remaining 75,000 shares thereafter in eight equal quarterly installments. This grant represented 25,000 options for service as board members consistent with the grant above made to the other non-employee directors, 25,000 options for additional board member service for participation in the Company's strategic review, divestiture assessment and operational re-engineering, and 100,000 options for additional consulting service beyond their status as board members for participation in the Company's strategic review, divestiture assessment and operational re-engineering. The Company therefore recognizes compensation expense for 100,000 shares of each option grant using variable stock option accounting.

     Based on the fair value of the options using the Black-Scholes option pricing model, the Company recorded stock compensation expense totaling $305,000 for the year ended December 31, 2001 as a component of other operating costs in the accompanying Consolidated Statements of Operations and unearned stock compensation of $128,000 as a component of shareholders' equity in the accompanying Consolidated Balance Sheet. The fair value of the remaining non-vested compensatory options at December 31, 2001 was $2.75 per option, based on the Black-Scholes option-pricing model with the following assumptions; expected volatility of 59%, a risk free interest rate of 4.00%, and an expected life of 10 years. These options are subject to re-measurement at the end of each reporting period based on changes in the fair value of the common stock until vesting is complete pursuant to each option agreement.

  (b) 1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company's 1995 Non-Employee Director Stock Option Plan (the "NEDP") was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries are granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000. As of December 31, 2001, 39,750 options were outstanding.

  (c) OPTIONS ISSUED OUTSIDE THE PLANS

     During the 2001 year, the Company issued options outside its stock plans. In January 2001, in conjunction with his joining the Company, the Chairman and Chief Executive Officer was granted options to purchase 750,000 shares of common stock at $1.31 per share, the then current market price. The options vest as follows: 100,000 on January 10, 2002 and the remaining 650,000 options vest ratably in eight equal quarterly

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES installments, commencing June 30, 2002. In March 2001, in conjunction with his joining the Company, the President and Chief Operating Officer was granted options to purchase 700,000 shares of the Company's common stock at $1.19 per share, the then current market price. The options vest as follows: 100,000 on March 30, 2002 and the remaining 600,000 options vest ratably in eight equal quarterly installments, commencing June 30, 2002. As of December 31, 2001 none of these options were exercisable.

  (d) SUMMARY OF OPTIONS

     Presented below is a summary of the Company's options for the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 (in thousands):

                                                                              YEARS ENDED OCTOBER 31,
                                  YEAR ENDED       TWO MONTHS ENDED    -------------------------------------
                               DECEMBER 31, 2001   DECEMBER 31, 2000         2000                1999
                               -----------------   -----------------   -----------------   -----------------
                                        WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                                        AVERAGE             AVERAGE             AVERAGE             AVERAGE
                                        EXERCISE            EXERCISE            EXERCISE            EXERCISE
                               SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                               ------   --------   ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  period.....................   3,686    $4.81     2,869     $6.06     3,336     $6.85     1,801     $7.50
  Granted....................   3,376     1.68       925      1.07       536      4.79     1,965      6.16
  Exercised..................     (61)    1.15        --        --       (67)     4.59       (41)     5.09
  Cancelled..................  (1,219)    6.07      (108)     5.95      (936)     8.22      (389)     6.58
                               ------    -----     -----     -----     -----     -----     -----     -----
Outstanding at end of
  period.....................   5,782    $2.76     3,686     $4.81     2,869     $6.06     3,336     $6.85
                               ======    =====     =====     =====     =====     =====     =====     =====
Weighted average fair value
  of options granted (Black-
  scholes)...................            $0.89               $0.56               $4.74               $2.30
                                         =====               =====               =====               =====

     The following table summarizes information for stock options outstanding at December 31, 2001 (in thousands):

                 NUMBER       WEIGHTED
              OUTSTANDING      AVERAGE     WEIGHTED                 WEIGHTED
  RANGE OF       AS OF        REMAINING    AVERAGE                  AVERAGE
  EXERCISE    DECEMBER 31,   CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   PRICES         2001          LIFE        PRICE     EXERCISABLE    PRICE
  --------    ------------   -----------   --------   -----------   --------
   $1.07           869          8.96        $ 1.07         694       $ 1.07
    1.19           700          9.24          1.19          --           --
 1.27-1.30         328          8.78          1.27         198         1.27
    1.31           750          9.03          1.31          --           --
 1.50-1.74         536          9.63          1.68         114         1.65
 1.92-2.48       1,057          9.89          2.41         307         2.47
 4.04-4.70         383          7.27          4.57         226         4.56
 4.76-6.32         604          5.90          5.97         555         6.06
    6.44           467          6.87          6.44         196         6.44
 6.97-70.51         88          3.49         11.04          88        11.04
------------     -----          ----        ------       -----       ------
$1.07-$70.51     5,782          8.54        $ 2.76       2,378       $ 3.60
============     =====          ====        ======       =====       ======

  (e) PRO FORMA STOCK-BASED COMPENSATION INFORMATION

     The Company has adopted the disclosure-only provisions of SFAS 123 and applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no employee

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES compensation costs have been recognized for its stock purchase plan and stock option plans, except as described in (a) above. Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company's net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:

                                                            TWO MONTHS       YEARS ENDED
                                             YEAR ENDED       ENDED          OCTOBER 31,
                                            DECEMBER 31,   DECEMBER 31,   -----------------
                                                2001           2000         2000      1999
                                            ------------   ------------   --------   ------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)...........  As reported     $(19,464)      $  (943)     $(25,426)  $7,483
                              Pro forma..     $(19,939)      $(1,137)     $(27,759)  $6,325
Net income (loss) per basic
  and diluted share.........  As reported     $  (1.09)      $ (0.05)     $  (1.46)  $ 0.43
                              Pro forma       $  (1.12)      $ (0.07)     $  (1.59)  $ 0.36

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

     The fair value of the stock options granted in the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 69.1%, 65.2%, 271.3% and 58.3%; a risk-free interest rate of 3.6%, 5.3%, 6.1% and 4.7%; and expected lives of 3.77, 3.70, 3.70 and 4.76 years, respectively.

  (f) EMPLOYEE STOCK PURCHASE PLAN

     On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the ESPP, employees may purchase the Company's common stock through payroll deductions. The Company has reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP.

     At the beginning of each year, participants are granted an option to purchase shares of the Company's common stock at an option price equal to 85% of the fair market value of the Company's common stock on the lower of either the first business day of the plan year or any day within 10 days of the end of each quarter.

     For the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999, employees purchased 157,767, none, 46,095 and 77,123 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $162,000, none, $135,000 and $338,000, respectively.

13.  CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

     After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), the Company elected early adoption in the fourth quarter of its fiscal year ended October 31, 2000, implementing a change in accounting principle with regard to revenue generated from clients seeking reimbursement from third party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third party payor has remitted payment to the Company's client. This change eliminated unbilled accounts receivable and substantially reduced deferred income tax liabilities. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 was $22.0 million, net of income tax benefit of $18.2 million.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

     As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $40.3 million has subsequently completed its cycle and has been included in the Company's revenue and operating results through December 31, 2001, of which $12.4 million, $3.3 million and $24.6 million occurred during the year ended December 31, 2001, the two months ended December 31, 2000 and the year ended October 31, 2000, respectively. The remaining $1.4 million of receivables is for services the Company performed associated with claims for uncollectible bad debts and disproportionate share credits that are in process of settlement through the Medicare cost report appeal procedure. These items have been filed and accepted for processing and are currently pending before the Provider Reimbursement Review Board, one of the final administrative steps in the Medicare cost report appeal process. This process can routinely take several years to complete. These receivables will be invoiced when the Company's clients receive settlements.

     The Consolidated Statements of Operations for the year ended October 31, 2000 and thereafter have been presented in the accompanying financial statements based on this newly adopted revenue recognition policy. As a result of this change in accounting principle, the first, second, and third quarters ended January 31, 2000, April 30, 2000, and July 31, 2000, respectively, were restated to reflect the new policy. The change reduced revenue by $3.0 million and increased net loss by $503,000 for the year ended October 31, 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of the Company's year ended October 31, 2000 is $22.0 million, net of tax benefit. The $22.0 million cumulative effect reflects $41.7 million of unbilled accounts receivable offset by $1.5 million of related direct costs and $18.2 million of income tax benefit.

14.  TRANSACTIONS WITH OFFICERS

  (a) TRANSACTIONS WITH CHIEF EXECUTIVE OFFICER

     As a condition of joining the Company, the new Chief Executive Officer was provided financing to acquire 550,000 common shares directly from the Company at $1.31 per share, the then current market price. In January 2001, the Company's Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided this financing, in the form of a full recourse note in the amount of $722,000, bearing interest at the rate of 6.5% per annum, payable in two equal annual installments commencing January 2002. The first installment of $361,000 in principal and $47,000 in interest was received in January 2002. The sale of common stock was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of that Act relating to transactions not involving a public offering. Additionally, the Company granted the new Chief Executive Officer stock options to purchase 750,000 shares at $1.31 per share (see Note 12).

  (b) SEPARATION AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER

     Pursuant to the terms of a Separation Agreement executed in October 2000, the Company provided separation compensation to the former Chief Executive Officer of $1.5 million and an additional payment of $150,000 in exchange for his non-compete through April 2006. The agreement also provides for full salary continuation for two years at an annual rate of $364,000, a consulting arrangement for $50,000 per year thereafter until April 2006, and health insurance coverage for the related periods. The total charge of $2.7 million related to the separation agreement is presented as Other Charges on the Consolidated Statement of Operations for the year ended October 31, 2000. As of December 31, 2001, $550,000 remains as a liability pursuant to the terms of the agreement.

     In conjunction with the separation agreement, the former Chief Executive Officer repaid his entire outstanding loan balance to the Company in the amount of $1.5 million in October 2000. Also in conjunction with the separation agreement, the Company purchased 262,666 shares of common stock from the former Chief Executive Officer at $2.09 per share, the then fair market value.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

15.  BUSINESS COMBINATIONS

  ACQUISITION OF HEALTH RECEIVABLES MANAGEMENT, INC.

     In June 1999, the Company's Quality Standards in Medicine, Inc. ("QSM") subsidiary acquired substantially all of the assets and assumed specified liabilities of Health Receivables Management, Inc. for $4.0 million, net of cash acquired and subject to certain purchase price adjustments. In connection with the transaction, QSM changed its name to Health Receivables Management, Inc. ("HRM"). HRM furnishes Medicaid application services, electronic billing, eligibility verification, accounts receivable management and collection services to healthcare providers, principally in the State of Illinois.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of HRM from the date of acquisition are included in the accompanying consolidated financial statements. Its results are included in the Provider Services Division. The $1.6 million excess of the purchase price over the fair market value of the identifiable assets acquired was recorded as goodwill and is being amortized over a period not to exceed 15 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and HRM as if the acquisition had occurred as of the beginning of the year ended October 31, 1999, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and HRM constituted a single entity during such periods.

                                                                  YEAR ENDED
                                                                 OCTOBER 31,
                                                                     1999
                                                            ----------------------
                                                             (IN THOUSANDS EXCEPT
                                                              PER SHARE AMOUNTS)
                                                                 (UNAUDITED)
Revenue...................................................         $73,104
Net income................................................           7,556
Basic earnings per share..................................            0.41
Diluted earnings per share................................         $  0.40
                                                                   =======

16.  RESTRUCTURINGS, DISCONTINUED OPERATIONS AND DIVESTITURES

  STRATEGIC REVIEW

     In late fiscal year 2000, the Company began a strategic examination of its operating businesses and general infrastructure. During the 1990's, the Company's business plan focused on growth through mergers with and purchases of several businesses, such that at the beginning of 2001, the Company was operating two divisions, each containing two business units (or groups). The Revenue Services Division included the Provider Revenue Services Group and the Payor Revenue Services Group. The Software Division included the Decision Support Group and the Payor Systems Group. The Company was incurring operating losses and had not achieved operational synergies or effective marketing and selling opportunities across its operating units. The strategic review was undertaken to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

     As a result of the above, the Company incurred restructuring charges, discontinued operations of two business segments, one through closure and one through sale, and divested certain non-strategic assets as follows:

  (a) Restructurings

     In October 2000, the Company recorded a restructuring charge of $821,000. This charge was subsequently adjusted by $327,000 in October 2001, to a net charge of $494,000. The net charge consisted of severance costs associated with a reduction in the Company's operations support information technology group (16 employees representing $375,000) and facility costs associated with the consolidation of certain office space ($119,000). As a result of a change in the original estimate regarding the occupancy portion, there remained no liability at December 31, 2001 compared to $442,000 at each of December 31, 2000, and October 31, 2000. Of the $375,000 restructuring charge relating to compensation, no liability remained at December 31, 2001 compared to $206,000 and $312,000 at December 31, 2000 and October 31, 2000, respectively.

     In April 2001, the Company recognized a restructuring charge of $785,000. This charge was subsequently adjusted by $38,000 in November 2001, to a net charge of $747,000. This net charge related to the closure of the Washington, D.C. office, consisting of $198,000 in employee costs (representing 4 employees), $299,000 in office lease and fixed asset costs, and $250,000 for the write-off of an initial fee paid for a third party liability recovery system which the Company had determined would not be put into use. Of the total restructuring charges, $269,000 remain as accrued liabilities at December 31, 2001.

     In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. The employee related items are expected to be completed in the first quarter of 2002 and the facility related matter is expected to be completed in the fourth quarter of 2002. Of the total restructuring charges, all $1.8 million remained as a liability at December 31, 2001.

  (b) Discontinued Operations of Business Segments

     (i) DISCONTINUANCE OF PAYOR SYSTEMS GROUP

     On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of its Payor Systems Group ("PSG"). This decision followed from the notice of contract termination the Company received from the largest customer of PSG, which accounted for 56% of the total revenue in PSG at that time. The Company's formal plan of discontinuance is expected to be substantially executed by June 2002, and includes provisions for on-going service to existing clients according to the current contract terms while pursuing early release from existing contract relationships or opportunities to assign the contracts to other service providers. As of July 31, 2001 the Company had estimated a pre-tax loss on disposal of $1.6 million, as an estimate of the future results of operations for PSG until the final cessation of operations, largely reflective of employee severance costs and a general deterioration in operating results as the revenue base declines. As a result of experiencing significant success in exiting various business obligations, the Company has reduced its estimated loss to $200,000 as of December 31, 2001. The remaining net liabilities of PSG at July 31, 2001 include total assets of $2.5 million consisting of trade accounts receivable, property and equipment, and software development costs, and total liabilities of $3.3 million consisting of trade accounts payable and accrued expenses, and accrued operating losses and restructuring charges as described below.

     The results of PSG's operations have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

     In April 2001, the Company incurred a restructuring charge of $5.1 million related to PSG, resulting from the decision to discontinue development of its managed care system offering, after considering

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES alternatives to its development partner's notification that it neither wished to purchase PSG nor continue to financially participate in the development of the system. The charge consisted of $3.5 million for the write-off of capitalized software development and equipment, $810,000 for employee severance and consulting costs associated with approximately 60 positions, $678,000 for lease termination costs and leasehold improvement write-offs, and $128,000 in other miscellaneous costs. In July 2001, the Company recognized a net reduction to these restructuring charges resulting from a $635,000 negotiated settlement received from the development partner, and additional lease termination costs of $320,000. Of the total restructuring charges, only $422,000 in lease termination and related facility costs remain as liabilities at December 31, 2001 and are reflected in the net liability of discontinued operations.

     Also, during April 2001, as a result of the events leading to the restructuring charge discussed above, the Company recognized an asset impairment charge of $4.6 million relating to the write-off of the goodwill and other intangible assets associated with the Company's prior acquisition of PSG.

     (ii) SALE OF DECISION SUPPORT GROUP

     On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. ("HCm"), a wholly owned subsidiary, which operated as the Company's Decision Support Group ("DSG") business segment, to HCm's executive management team ("Purchaser"). The total sale price of $9.8 million consisted of $9.2 million in cash and the assumption of $600,000 of the Company's liabilities by the Purchaser. The net assets sold of $7.0 million, post closing price adjustments of $500,000 and related transaction costs of $400,000 totaled $7.9 million, resulting in a gain of $1.9 million. This gain of $1.9 million is reflected net of income taxes of $312,000, resulting in net gain on sale of discontinued operations of $1.6 million.

     As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued operation.

     (iii) DISCONTINUED OPERATIONS INFORMATION

     Results of operations from discontinued operations were as follows (in thousands):

                                              YEAR ENDED                TWO MONTHS ENDED
                                           DECEMBER 31, 2001           DECEMBER 31, 2000
                                      ---------------------------   ------------------------
                                        PSG       DSG      TOTAL     PSG      DSG     TOTAL
                                      -------   -------   -------   ------   ------   ------
Revenue.............................  $ 8,228   $20,727   $28,955   $1,361   $3,186   $4,547
                                      =======   =======   =======   ======   ======   ======
Income (loss) before income taxes...  $(8,443)  $ 3,390   $(5,053)  $ (148)  $   89   $  (59)
Income tax expense (benefit)........       --        --        --      (60)      36      (24)
                                      -------   -------   -------   ------   ------   ------
Income (loss) from discontinued
  operations........................  $(8,443)  $ 3,390   $(5,053)  $  (88)  $   53   $  (35)
                                      =======   =======   =======   ======   ======   ======

                                           YEAR ENDED                    YEAR ENDED
                                        OCTOBER 31, 2000              OCTOBER 31, 1999
                                   ---------------------------   ---------------------------
                                     PSG       DSG      TOTAL      PSG       DSG      TOTAL
                                   -------   -------   -------   -------   -------   -------
Revenue..........................  $11,457   $21,781   $33,238   $23,562   $22,543   $46,105
                                   =======   =======   =======   =======   =======   =======
Income before income taxes.......  $ 1,288   $ 3,335   $ 4,623   $ 5,522   $ 2,801   $ 8,323
Income tax expense...............      548     1,419     1,967     1,952       990     2,942
                                   -------   -------   -------   -------   -------   -------
Income from discontinued
  operations.....................  $   740   $ 1,916   $ 2,656   $ 3,570   $ 1,811   $ 5,381
                                   =======   =======   =======   =======   =======   =======

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

     Assets and liabilities of the discontinued operations were as follows (in thousands):

                                 DECEMBER 31, 2001           DECEMBER 31, 2000             OCTOBER 31, 2000
                              -----------------------   ---------------------------   ---------------------------
                                PSG     DSG    TOTAL      PSG       DSG      TOTAL      PSG       DSG      TOTAL
                              -------   ---   -------   -------   -------   -------   -------   -------   -------
Current assets..............  $   852   $--   $   852   $ 1,704   $ 4,552   $ 6,256   $ 1,784   $ 3,986   $ 5,770
Current liabilities.........   (1,379)  --     (1,379)   (1,330)   (5,167)   (6,497)   (1,349)   (6,041)   (7,390)
                              -------   --    -------   -------   -------   -------   -------   -------   -------
    Net current assets
      (liabilities).........  $  (527)  $--   $  (527)  $   374   $  (615)  $  (241)  $   435   $(2,055)  $(1,620)
                              =======   ==    =======   =======   =======   =======   =======   =======   =======
Property and equipment......  $    78   $--   $    78   $   856   $   821   $ 1,677   $   806   $   901   $ 1,707
Capitalized software
  costs.....................      191   --        191     2,887     5,458     8,345     2,579     5,508     8,087
Goodwill....................       --   --         --     4,579        --     4,579     4,630        --     4,630
Other assets................       --   --         --       192        21       213       236        21       257
                              -------   --    -------   -------   -------   -------   -------   -------   -------
    Net noncurrent assets...  $   269   $--   $   269   $ 8,514   $ 6,300   $14,814   $ 8,251   $ 6,430   $14,681
                              =======   ==    =======   =======   =======   =======   =======   =======   =======

  (c) Divestitures

     (i) SALE OF ELECTRONIC TRANSACTION PROCESSING BUSINESS

     Effective January 1, 2001, the Company sold its electronic transaction processing ("EDI") business, consisting of substantially all of the assets of the Company's wholly owned subsidiary, Quality Medi-Cal Adjudication, Incorporated, and certain of the assets of its wholly owned subsidiary, Health Receivables Management, Inc., to Medi, Inc. ("Medi"), a privately held entity. The total sale price of $3.0 million consisted of: (i) $450,000 in cash at closing, (ii) a one-year secured promissory note in the principal amount of $275,000 and, (iii) $2.3 million of service credits. The Company applies these service credits against invoices for services rendered by Medi to the Company pursuant to a services agreement entered into between the parties at the time of closing. Through December 31, 2001, the Company has utilized $1.2 million in service credits. The Company's EDI business generated revenue and net loss of $4.0 million and $200,000, respectively, during the year ended December 31, 2000. The net assets sold and related transaction costs totaled $3.1 million, resulting in a loss on sale of assets of $61,000.

     (ii) SALE OF CDR ASSOCIATES, INC.

     In July 2001, the Company sold substantially all of the assets of CDR Associates, Inc. ("CDR"), a wholly owned subsidiary, to CDR Associates, L.L.C., a Delaware limited liability corporation, principally owned by the former management team of CDR. The total sales price of $3.2 million consisted of $2.9 million in cash at closing and $280,000 in four scheduled payments to be made over the next seven months. The net assets sold of $1.3 million and related transaction costs of $200,000, totaled $1.5 million, resulting in a gain on the sale of assets of $1.7 million. The Company's CDR business generated revenue and net income of $2.3 million and $500,000, respectively, during the year ended December 31, 2001, through the date of sale. During the year ended October 31, 2000, the Company's CDR business generated revenue and net income of $2.8 million and $400,000, respectively. During the two months ended December 31, 2000, the Company's CDR business generated revenue and net loss of $500,000 and $100,000, respectively.

17.  COMMITMENTS

  (a) LEASE COMMITMENTS

     The Company leases office space and data processing equipment under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the year ended December 31, 2001, the two months ended December 31, 2000 and the years ended October 31, 2000 and 1999 was $4.5 million, $986,000, $7.9 million, and $6.8 million, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

Sublease income was $1.0 million, $175,000, $826,000 and $1.4 million for the year ended December 31, 2001, the two months ended December 31, 2000, and the years ended October 31, 2000 and 1999, respectively.

     Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

                                                                         SUBLEASE
YEAR                                                          PAYMENTS   RECEIPTS
----                                                          --------   --------
2002........................................................  $ 5,967     $1,716
2003........................................................    4,331      1,716
2004........................................................    3,885      1,693
2005........................................................    2,970      1,735
2006........................................................    2,147        902
Thereafter..................................................    7,781        392
                                                              -------     ------
Total.......................................................  $27,081     $8,154
                                                              =======     ======

 (b) LEGAL

     On June 28, 1998, eight holders of promissory notes (the "Notes") of HHL Financial Services, Inc. ("HHL") commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996, on the part of the defendants against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes in 1996 (the second cause of action). The complaint alleges that, as a result of the alleged breaches of fiduciary duty, HHL was caused to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection in 1997. On June 30, 1998, the same Note holders commenced a virtually identical action (the "Adversary Proceeding") in the United States Bankruptcy Court for the District of Delaware, where HHL's Chapter 11 proceeding is pending. The Adversary Proceeding alleges the same wrongdoing as the New York State Court proceeding and seeks the same damages, i.e., $2.3 million (the unpaid amount of the Notes) plus interest. Plaintiffs moved in the Bankruptcy Court to have the Court abstain from hearing the Adversary Proceeding in deference to the New York State Court action. The Company opposed plaintiffs' motion for abstention and on September 15, 1998 filed a motion in the Bankruptcy Court to dismiss the entire Adversary Proceeding. The Bankruptcy Court in June 2001, rendered its decision holding that the basic claim was a derivative one that could only be asserted by HHL, and therefore denied in part the motion to abstain. The Court however did not rule on whether the claim asserted by these plaintiffs against the defendants, including the Company, that they tortuously interfered with plaintiffs contractual rights (i.e. the Notes), stated a viable state cause of action. Defendants then renewed their motion in the Supreme Court. That issue was argued before the New York State Supreme Court in January 2002, and the Court at that time denied the defendants' motion to dismiss the Complaint. The Company intends to appeal that decision. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

     The settlement of the following litigation became final in August 2000. In April and May 1997, five purported class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors alleging violations of the Securities Exchange Act of 1934 in connection with certain allegedly false and misleading

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES statements. These lawsuits, which sought damages in an unspecified amount, were consolidated into a single proceeding captioned In re Health Management Systems, Inc. Securities Litigation (97 CIV-1965 (HB)) and a Consolidated Amended Complaint was filed. Defendants made a motion to dismiss the Consolidated Amended Complaint, which was submitted to the Court on December 18, 1997 following oral argument. On May 27, 1998, the Consolidated Amended Complaint was dismissed by the Court for failure to state a claim under the federal securities laws, with leave for the plaintiffs to replead. On July 17, 1998, a Second Consolidated Amended Complaint was filed in the United States District Court for the Southern District of New York, which reiterated plaintiffs' allegations in their prior Complaint. On September 11, 1998, the Company and the other defendants filed a motion to dismiss the Second Consolidated Amended Complaint. The motion was fully briefed in late November 1998, at which time the motion was submitted to the Court. The consolidated proceeding was reassigned to another Judge. The Court heard oral argument on the motion to dismiss on June 11, 1999. Prior to rendering its decision on the motion to dismiss, the Court ordered the parties to attempt to settle the case, and meetings toward that end were conducted. On December 20, 1999, the parties reached a tentative agreement on the principal terms of settlement of the litigation against all defendants. Pursuant to the settlement understanding, without admitting any wrongdoing, certain of the defendants agreed to pay, in complete settlement of this lawsuit, the sum of $4,500,000, not less than 75 percent of which was to be paid by the Company's insurance carriers. For the fiscal year ended October 31, 1999, the Company has recorded a charge of $845,000 related to this settlement. As noted, on August 14, 2000, the Court signed an Order and Final Judgment approving the settlement.

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

  (a) SEGMENT INFORMATION

     The Company's Provider Services Division offers hospitals and other healthcare providers Extended Business Office and Reimbursement services. The Company's Payor Services Division offers Third Party Liability Recovery services to governmental agencies that administer health care entitlement programs, most notably Medicaid agencies. The Company measures the performance of its operating segments through "Operating Income" as defined in the accompanying Consolidated Statements of Operations (1999 reflects the previously noted historic accounting policy related to revenue recognition, pre-dating the SEC release of SAB 101).

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                                              TOTAL HMS,
                                              EXCLUDING     PROVIDER    PAYOR
                                             DISCONTINUED   SERVICES   SERVICES
                                              OPERATIONS    DIVISION   DIVISION   CORPORATE
                                             ------------   --------   --------   ---------
                                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Revenue....................................    $ 58,748     $ 31,329   $27,419     $    --
Operating loss.............................     (18,070)     (14,491)   (3,420)       (159)
Total assets...............................      60,125       13,375     8,456      38,294
Depreciation and amortization..............       2,550        1,337     1,054         159
Capital expenditures and software
  capitalization...........................       3,444        2,564       880          --
TWO MONTHS ENDED DECEMBER 31, 2000
Revenue....................................       9,207        5,474     3,733          --
Operating loss.............................      (1,688)      (1,388)     (273)        (27)
Total assets...............................      60,823       22,040    11,737      27,046
Depreciation and amortization..............         452          251       174          27
Capital expenditures and software
  capitalization...........................         269          194        75          --
YEAR ENDED OCTOBER 31, 2000
Revenue....................................      64,849       42,562    22,287          --
Operating loss.............................     (11,671)      (7,810)   (3,702)       (159)
Total assets...............................      64,882       21,862    12,681      30,339
Depreciation and amortization..............       2,590        1,758       673         159
Capital expenditures and software
  capitalization...........................       3,363        2,082     1,281          --
YEAR ENDED OCTOBER 31, 1999
Revenue....................................      67,950       39,195    28,755          --
Operating income (loss)....................       2,045       (2,450)    4,654        (159)
Total assets...............................     108,970       26,871    35,320      46,779
Depreciation and amortization..............       2,236        1,242       835         159
Capital expenditures and software
  capitalization...........................    $  2,284     $  1,516   $   768     $    --

     Total HMS assets presented above, do not include the assets of the discontinued operations which are separately disclosed on the face of the accompanying Consolidated Balance Sheets.

     Company assets, including prepaid expenses, property and equipment and goodwill arising from acquisitions have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including all cash, all net deferred tax assets, and goodwill arising from the Company's 1989 recapitalization are shown in the corporate category. Fiscal 1999 and 2000 amounts include reclassifications to conform to the Company's current methodology.

  (b) GEOGRAPHIC INFORMATION

     The Company operates within the continental United States.

  (c) MAJOR CUSTOMERS

     The Company's largest client is the Los Angeles County Department of Health Services, in California, which receives services from the Company's Provider Services Division. This client accounted for 12%, 7%, 11% and 12% of the Company's total revenue in the fiscal year ended December 31, 2001, the two months ended December 31, 2000 and the fiscal years ended October 31, 2000 and 1999. The Company provides

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES services to this client pursuant to a contract awarded in June 1999 for a one year period with three annual automatic renewals through June 2003. Although there can be no assurance the contract will be renewed, the Company has been providing services to this client since 1982.

  (d) CONCENTRATION OF REVENUE

     The clients constituting the Company's ten largest clients change periodically. The concentration of revenue for such clients accounts for approximately 51%, 57%, 51% and 48% of the Company's revenue in the year ended December 31, 2001, the two months ended December 31, 2000 and the years ended October 31, 2000 and 1999, respectively. In many instances, including governmental clients, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between the year 2002 and the year 2004. There is no assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below summarizes the Company's unaudited quarterly operating results for its last two fiscal years. Fiscal year 2001 data reflects the four calendar quarters for the year ended December 31, 2001. Fiscal year 2000 reflects the restated first three quarters in accordance with the early adoption of SAB 101 implemented in the Company's fourth quarter, as described in Note 13.

                                                  FIRST      SECOND     THIRD      FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                ---------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2001
Revenue.......................................  $ 14,515    $15,645    $14,267    $14,321
Operating loss................................      (756)    (1,349)    (8,341)    (7,624)
Discontinued operations, net..................       956     (4,880)      (862)     1,120
Net income/(loss).............................       553     (5,618)    (5,073)    (9,326)
Basic and diluted earnings/(loss) per share...  $   0.03    $ (0.31)   $ (0.28)   $ (0.53)
                                                --------    -------    -------    -------
YEAR ENDED OCTOBER 31, 2000
Revenue.......................................  $ 15,527    $15,962    $14,163    $19,197
Operating loss................................    (2,976)    (3,464)    (2,468)    (2,763)
Discontinued operations, net..................      (975)      (556)      (615)      (510)
Net loss......................................   (22,556)    (1,335)      (675)      (860)
Basic and diluted loss per share..............  $  (1.29)   $ (0.08)   $ (0.04)   $ (0.05)
                                                --------    -------    -------    -------

---------------

(a) In the fourth quarter of 2000, the Company recorded (i) a restructuring charge of $821,000, see Note 16, and (ii) recorded Other Charges of $2.7 million relating to the separation agreement with its former Chief Executive Officer, see Note 14.

(b) In the second quarter of 2001, the Company recorded a restructuring charge of $785,000, see Note 16. Additionally, in the second quarter, the Company's discontinued operation, PSG, incurred a restructuring charge of $5.1 million and recognized an asset impairment charge of $4.6 million. PSG's operating results are presented as discontinued operations for all periods presented, see Note 16.

(c) In the third quarter of 2001, the Company discontinued the PSG business segment and recorded an estimated pre-tax loss on disposal of $1.6 million. This amount was subsequently reduced in the fourth quarter to $200,000. PSG's operating results are presented as discontinued operations for all periods presented, see Note 16. Additionally, the Company (i) sold its CDR business, resulting in a gain on sale of assets of $1.7 million, see Note 16, (ii) recorded bad debt expense of $2.7 million related to

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES accounts receivable from the District of Columbia, see Note 3, (iii) recorded a write-off of capitalized software costs of $1.5 million, (iv) incurred a charge of $1.6 million for external software commitments that were no longer of value to the Company.

(d) In the fourth quarter of 2001, the Company (i) recorded a restructuring charge of $1.8 million, see Note 16, (ii) recorded a goodwill impairment charge of $1.3 million related to its Global line of business, see Note 6 and (iii) disposed of the DSG business segment, resulting in a gain on sale of discontinued operation of $1.6 million, net of tax. DSG's operating results are presented as discontinued operations for all periods presented, see Note 16.

     The table below reflects the effect of the change in accounting principle on each of the fiscal year 2000 unaudited Quarterly Reports of Form 10-Q.

                                                  FIRST      SECOND     THIRD      FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                ---------   --------   --------   --------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) under historical accounting
  principle...................................  $    299    $   709    $   497    $(4,463)
Effect of change in accounting principle......      (890)    (2,044)    (1,172)     3,603
Cumulative effect of change in accounting
  principle, net of tax.......................   (21,965)        --         --         --
Net loss after effect of change in accounting
  principle...................................  $(22,556)   $(1,335)   $  (675)   $  (860)

Basic and diluted earnings per share:
  Earnings (loss) per share, under historical
     accounting principle.....................  $   0.02    $  0.04    $  0.03    $ (0.26)
  Effect of change in accounting principle....     (0.05)     (0.12)     (0.07)      0.21
  Cumulative effect of change in accounting
     principle, net of tax....................     (1.26)        --         --         --
  Loss per share after effect of change in
     accounting principle.....................  $  (1.29)   $ (0.08)   $ (0.04)   $ (0.05)

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

Allowance for doubtful accounts:
Balance, October 31, 1998...................................  $1,274
     Provision..............................................     251
     Recoveries.............................................      --
     Charge-offs............................................    (180)
                                                              ------
Balance, October 31, 1999...................................   1,345
     Provision..............................................      92
     Recoveries.............................................      --
     Charge-offs............................................    (277)
                                                              ------
Balance, October 31, 2000...................................   1,160
     Provision..............................................      12
     Recoveries.............................................      --
     Charge-offs............................................      --
                                                              ------
Balance, December 31, 2000..................................   1,172
     Provision..............................................   2,792
     Recoveries.............................................      --
     Charge-offs............................................    (623)
                                                              ------
Balance, December 31, 2001..................................  $3,341
                                                              ======

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 2.1         Agreement and Plan of Merger, dated as of September 3, 1996, by and among Health Management Systems, Inc., QSM
             Acquisition Corporation and Quality Standards in Medicine,
             Inc. (Incorporated by reference to Exhibit 2.1 to the
             Company's Registration Statement on Form S-4, File No.
             333-13513 (the "S-4"))
 2.1(i)      Amendment to Agreement and Plan of Merger, dated as of
             November 20, 1996, by and among Health Management Systems,
             Inc., QSM Acquisition Corporation, and Quality Standards in
             Medicine, Inc. (Incorporated by reference to Exhibit 10.1 to
             Post-Effective Amendment No. 1 to the S-4)
 2.2         Agreement and Plan of Merger, dated as of March 18, 1997, by and among Health Management Systems, Inc., HISCo Acquisition
             Corp., Health Information Systems Corporation and HSA
             Managed Care Systems, Inc. (Incorporated by reference to
             Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended April 30, 1997 (the "April 1997 Form
             10-Q"))
 2.3         Asset Purchase Agreement, dated as of March 10, 1997, by and among GHS, Inc., Global Health Systems, Inc. GHS Management
             Services, Inc., Health Management Systems, Inc. and Global
             Health Acquisition Inc. (Incorporated by reference to
             Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended July 31, 1997 (the "July 1997 Form
             10-Q"))
 2.3(i)      Assignment and Assumption Agreement, dated as of July 15,
             1997, between Global Health Acquisition Corp. and HSA
             Managed Care Systems, Inc. (Incorporated by reference to
             Exhibit 2.2 to the July 1997 Form 10-Q)
 2.4         Asset Purchase Agreement, dated as of June 30, 1999, by and among ARC Ventures, LLC, and Health Receivables Management,
             LLC and Health Management Systems, Inc., and Quality
             Standards In Medicine, Inc. (Incorporated by reference to
             Exhibit 2 to the Company's Quarterly Report on Form 10-Q for
             the quarter ended July 31, 1999 (the "July 1999 Form 10-Q"))
 2.5         Asset Purchase Agreement, dated as of January 1, 2001, by
             and among Medi, Inc. and Health Management Systems, Inc.,
             Quality Medi-Cal Adjudication Incorporated and Health
             Receivables Management, Inc. (Incorporated by reference to
             Exhibit 2.7 to the Company's Annual Report on Form 10-K for
             the year ended October 31, 2000 (the "2000 Form 10-K"))
 2.5(i)      Supplemental Letter Re: Service Credits to Asset Purchase
             Agreement, dated as of January 5, 2001, by and among Medi,
             Inc. and Health Management Systems, Inc., Quality Medi-Cal
             Adjudication Incorporated and Health Receivables Management,
             Inc. (Incorporated by reference to Exhibit 10 to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended January 31, 2001 (the "January 2001 Form 10-Q"))
 2.6         Asset Purchase Agreement, dated as of July 31, 2001, by and among Health Management Systems, Inc., CDR Associates, Inc.,
             CDR Associates, L.L.C., Joseph H. Czajkowski, and Jeffrey R.
             Donnelly (Incorporated by reference to Exhibit 2 to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended July 31, 2001 (the "July 2001 Form 10-Q")
 2.7         Stock Purchase Agreement, dated December 11, 2001, between
             Health Management Systems, Inc., Avega Partners, Inc.,
             Robert V. Nagelhout and Thomas Kazamek (Incorporated by
             reference to Exhibit 10.1 to the Company's Current Report on
             Form 8-K dated December 11, 2001)
 3.1         Amended and Restated Certificate of Incorporation of Health
             Management Systems, Inc. (Incorporated by reference to
             Exhibit 3.1 to Amendment No. 1 (Amendment No. 1) to the
             Company's Registration Statement on Form S-1, File No.
             33-4644 (the Registration Statement) and Exhibit 3(i) to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended January 31, 1996 (the "January 1996 Form 10-Q"))

EXHIBIT
NUMBER
-------
 3.2         By-Laws of Health Management Systems, Inc. (Incorporated by
             reference to Exhibit 3.2 to Amendment No. 1)
10.1         Amendment, dated as of September 1, 1995, to Master Software
             License, dated June 29, 1992, by and between Health Care
             microsystems, Inc. and Columbia/HCA. (Incorporated by
             reference to Exhibit 10.2(ii) to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 (the "1997
             Form 10-K"))
10.2(i)      Health Management Systems, Inc. Stock Option and Restricted
             Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registration Statement, to Exhibit
             10.3 to Amendment No. 2 (Amendment No. 2) to the
             Registration Statement, Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended January
             31, 1994 (the "January 1994 Form 10-Q") and Exhibit 10 to
             the January 1996 Form 10-Q)
10.2(ii)     Amendment No. 6, dated as of December 2, 1997, to the Health
             Management Systems, Inc., Stock Option and Restricted Stock
             Purchase Plan. (Incorporated by reference to Exhibit
             10.3(iii) to the 1997 Form 10-K)
10.2(iii)    Health Management Systems, Inc. Employee Stock Purchase
             Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended January 31, 1995 (the "January 1995 Form 10-Q"))
10.2(iv)     Health Management Systems, Inc. 1995 Non-Employee Director
             Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)
10.2(v)      Health Management Systems, Inc. Profit Sharing Plan
             (Incorporated by reference to Exhibit 10.3(iv) to the
             Company's Annual Report on Form 10-K for the year ended
             October 31, 1995 (the "1995 Form 10-K"))
10.2(vi)     Health Management Systems, Inc. Profit Sharing Plan, as
             amended (Incorporated by reference to Exhibit 10.3(vi) to
             the 1995 Form 10-K)
10.2(vii)    Health Management Systems, Inc. 1999 Long-Term Incentive
             Stock Plan (Incorporated by reference to Exhibit 4 to the
             Company's Registration Statement on Form S-8, File No.
             333-77121)
10.3(i)      Leases, dated February 1, 1980, September 24, 1981,
             September 24,1982, and January 6, 1986, as amended, between
             401 Park Avenue South Associates and Health Management
             Systems, Inc. (Incorporated by reference to Exhibit 10.13 to the Registration Statement and to Exhibit 10.5 to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended January 31, 1994)
10.3(ii)     Lease, dated as of March 15, 1996, by and between 387 PAS
             Enterprises, as Landlord, and Health Management Systems,
             Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended July 31, 1996 (the "July 1996 Form 10-Q"))
10.3(iii)    Fifth Amendment, dated May 30, 2000 to the lease for the
             entire eighth, ninth, and tenth floors and part of the
             eleventh and twelfth floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.1 to Company's
             Quarterly Report on Form 10-Q for the quarter ended July 31,
             2000 (the "July 2000 Form 10-Q"))
10.3(iv)     Sixth Amendment, dated May 1, 2000 to the lease for the
             entire eighth, ninth, and tenth floors and part of the
             eleventh and twelfth floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc. Tenant
             (Incorporated by reference to Exhibit 10.2 to the July 2000
             Form 10-Q)
10.3(v)      Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the
             eleventh and twelfth floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc. Tenant
             (Incorporated by reference to Exhibit 10.1(v) to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended April 30, 2001 (the "April 2001 Form 10-Q"))

EXHIBIT
NUMBER
-------
10.3(vi)     Third Amendment, dated May 30, 2000 to the lease for a
             portion of the eleventh floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.3 to the July 2000
             Form 10-Q)
10.3(vii)    Fourth Amendment, dated May 1, 2000 to the lease for a
             portion of the eleventh floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.4 to the July 2000
             Form 10-Q)
10.3(viii)   Fifth Amendment, dated May 1, 2003 to the lease for a
             portion of the eleventh floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.1(vi) to the April
             2001 Form 10-Q)
10.3(ix)     Sixth Amendment, dated May 30, 2000 to the lease for a
             portion of the twelfth floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.5 to the July 2000
             Form 10-Q)
10.3(x)      Seventh Amendment, dated May 1, 2000 to the lease for a
             portion of the twelfth floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.6 to the July 2000
             Form 10-Q)
10.3(xi)     Surrender Agreement, dated March 23, 2001 for a portion of the twelfth floor between 401 Park Avenue South Associates,
             LLC and Health Management Systems, Inc. (Incorporated by
             reference to Exhibit 10.1(i) to the April 2001 Form 10-Q)
10.3(xii)    Guaranty and Compensation Agreement, dated March 23, 2001
             for the lease of the twelfth floor between 401 Park Avenue
             South Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.1(ii) to the April
             2001 Form 10-Q)
10.3(xiii)   Agreement of Lease, dated as of March 23, 2001 for the
             entire twelfth floor between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.1(iii) to the April
             2001 Form 10-Q)
10.3(xiv)    Fifth Amendment, dated May 30, 2000 to the lease for the
             fourth floor and the penthouse between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.7 to the July 2000
             Form 10-Q)
10.3(xv)     Sixth Amendment, dated May 1, 2000 to the lease for the
             fourth floor and the penthouse between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.8 to the July 2000
             Form 10-Q)
10.3(xvi)    Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South
             Associates, LLC and Health Management Systems, Inc.
             (Incorporated by reference to Exhibit 10.1(iv) to the April
             2001 Form 10-Q)
10.4         Lease, dated September 1996, by and between Pacific
             Corporate Towers LLC, Health Management Systems, Inc., and
             Health Care microsystems, Inc. (Incorporated by reference to
             Exhibit 10.13 to the Company's Annual Report on Form 10-K
             for the year ended October 31, 1996 (the "1996 Form 10-K"))
10.5         Sublease Agreement, dated December 23, 1997, between Health
             Management Systems, Inc. and Shandwick USA, Inc.
             (Incorporated by reference to Exhibit 10.1 to the company's
             Quarterly Report on Form 10-Q for the quarter ended January
             31, 1998 (the "January 1998 Form 10-Q"))
10.6         Consent to Sublease, dated December 23, 1997, by 387 P.A.S.
             Enterprises to the subletting by Health Management Systems,
             Inc. to Shandwick USA, Inc. (Incorporated by reference to
             Exhibit 10.2 to the January 1998 Form 10-Q)
10.7         Promissory note, dated as of October 15, 1998, in the
             principal amount of $500,000 between Paul J. Kerz and HSA
             Managed Care Systems, Inc. (Incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K
             for the year ended October 31, 1998 (the "1998 Form 10-K")
10.8         Promissory note, dated as of October 15, 1998, in the
             principal amount of $250,000 between Paul J. Kerz and HSA
             Managed Care Systems, Inc. (Incorporated by reference to
             Exhibit 10.17 to the 1998 Form 10-K)

EXHIBIT
NUMBER
-------
10.9         Security Agreement, dated as of October 15, 1998, between
             Paul J. Kerz and HSA Managed Care Systems, Inc.
             (Incorporated by reference to Exhibit 10.18 to the 1998 Form
             10-K)
10.10        Amended and restated promissory note, dated as of October
             1999, in the principal amount of $500,000 between Paul J.
             Kerz and HSA Managed Care Systems, Inc. (Incorporated by
             reference to Exhibit 10.16 to the Company's Annual Report on
             Form 10-K for the year ended October 31, 1999 (the " 1999
             Form 10-K"))
10.11        Amended and restated promissory note, dated as of October
             1999, in the principal amount of $1,000,000 between Paul J.
             Kerz and HSA Managed Care Systems, Inc. (Incorporated by
             reference to Exhibit 10.17 to the 1999 Form 10-K)
10.12        Separation Agreement and Release, dated as of October 2,
             2000, between Health Management Systems, Inc. and Paul J.
             Kerz (Incorporated by reference to Exhibit 10.15 to the 2000
             Form 10-K)
10.13        Employment Letter, dated January 29,1999, between Health
             Management Systems, Inc. and Alan Bendes (Incorporated by
             reference to Exhibit 10.16 to the 2000 Form 10-K)
10.14(i)     Employment Agreement, dated as of October 2, 2000, between
             Health Management Systems, Inc. and William F. Miller III
             (Incorporated by reference to Exhibit 10.17(i) to the 2000
             Form 10-K)
10.14(ii)    Restricted Stock Purchase Agreement for 550,000 Common
             Shares dated January 10, 2001, between Health Management
             Systems, Inc. and William F. Miller III (Incorporated by
             reference to Exhibit 10.17(ii) to the 2000 Form 10-K)
10.14(iii)   Pledge Agreement, dated January 10, 2001, between
             Accelerated Claims Processing, Inc. and William F. Miller
             III (Incorporated by reference to Exhibit 10.17(iii) to the
             2000 Form 10-K)
10.14(iv)    Promissory note, dated January 10, 2001, in the principal
             amount of $721,875 between William F. Miller III and
             Accelerated Claims Processing, Inc. (Incorporated by
             reference to Exhibit 10.17(iv) to the 2000 Form 10-K)
10.15(i)     Employment Agreement, dated as of March 30, 2001, between
             Health Management Systems, Inc. and Robert M. Holster
             (Incorporated by reference to Exhibit 10.2(i) to the April
             2001 Form 10-Q)
10.15(ii)    Stock Option Agreement, dated as of March 30, 2001, between
             Health Management Systems, Inc. and Robert M. Holster
             (Incorporated by reference to Exhibit 10.2(ii) to the April
             2001 Form 10-Q)
10.16        Employment Agreement, dated as of March 30, 2001, between
             Health Management Systems, Inc. and Alan Hayes (Incorporated
             by reference to Exhibit 10.3 to the April 2001 Form 10-Q)
*21          List of subsidiaries of Health Management Systems, Inc.
*23          Consent of KPMG LLP, independent certified public
             accountants

---------------

* Filed herewith