Form 10-Q
period 2002-03-31
HEALTH MANAGEMENT SYSTEMS INC
filed 2002-05-15
CIK 861179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

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

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

                               -------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares common stock, $.01 par value, outstanding as of April 30, 2002 was 18,171,225.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001...........      3
           Condensed Consolidated Statements of Operations (unaudited) for the three month periods
               ended March 31, 2002 and 2001......................................................................      4
           Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Loss (unaudited)
               for the three month period ended March 31, 2002....................................................      5
           Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods
               ended March 31, 2002 and 2001......................................................................      6
           Notes to Condensed Consolidated Financial Statements (unaudited).......................................      7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................      13
Item 3.    Quantitative and Qualitative Disclosures About Market Risks...........................................      18

PART II - OTHER INFORMATION......................................................................................      18



Signatures.......................................................................................................      19

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                                      March 31,         December 31,
                                                                                                         2002              2001
                                                                                                    -------------    --------------
                             ASSETS                                                                  (unaudited)
Current assets:
      Cash and cash equivalents                                                                      $    18,218     $      21,020
      Short-term investments                                                                               4,000             4,022
      Accounts receivable, net                                                                            14,873            12,720
      Prepaid expenses and other current assets                                                            2,043             2,420
                                                                                                    -------------    --------------
          Total current assets                                                                            39,134            40,182

Property and equipment, net                                                                                4,131             4,228
Capitalized software costs, net                                                                              411               466
Goodwill, net                                                                                              5,679             5,679
Deferred income taxes, net                                                                                 8,920             8,920
Other assets                                                                                                 598               650
Net assets of discontinued operations                                                                        117               269
                                                                                                    -------------    --------------

      Total assets                                                                                   $    58,990     $      60,394
                                                                                                    =============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable, accrued expenses and other liabilities                                       $    12,057     $      13,417
      Net liabilities of discontinued operations                                                             529               527
                                                                                                    -------------    --------------
          Total current liabilities                                                                       12,586            13,944

Other liabilities                                                                                            704               669
                                                                                                    -------------    --------------
      Total liabilities                                                                                   13,290            14,613
                                                                                                    -------------    --------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued                               -                 -
      Common stock - $.01 par value; 45,000,000 shares authorized;
          19,423,589 shares issued and 18,106,573 shares outstanding at March 31, 2002;
          19,332,089 shares issued and 18,015,073 shares outstanding at December 31, 2001;                   194               193
      Capital in excess of par value                                                                      73,865            73,550
      Unearned stock compensation                                                                           (155)             (128)
      Accumulated deficit                                                                                (19,474)          (18,755)
      Accumulated other comprehensive loss                                                                   (54)              (42)
      Treasury stock, at cost; 1,317,016 shares at March 31, 2002
          and December 31, 2001                                                                           (8,315)           (8,315)
      Note receivable from officer for sale of stock                                                        (361)             (722)
                                                                                                    -------------    --------------

          Total shareholders' equity                                                                      45,700            45,781
                                                                                                    -------------    --------------

              Total liabilities and shareholders' equity                                             $    58,990     $      60,394
                                                                                                    =============    ==============


See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Month Periods ended March 31, 2002 and 2001
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                              2002                  2001
                                                                                        ---------------     -----------------
Revenue                                                                                 $       16,870        $       14,515
                                                                                        ---------------     -----------------

Cost of services:
      Compensation                                                                               9,465                 8,730
      Data processing                                                                            1,545                 1,680
      Occupancy                                                                                  1,524                 1,663
      Direct project costs                                                                       2,262                 1,805
      Other operating costs                                                                      2,952                 1,305
      Amortization of intangibles                                                                    -                    88
                                                                                        ---------------     -----------------

          Total cost of services                                                                17,748                15,271
                                                                                        ---------------     -----------------

      Operating loss                                                                              (878)                 (756)

Net interest income                                                                                159                   187
                                                                                        ---------------     -----------------
      Loss from continuing operations before income taxes                                         (719)                 (569)
Income tax benefit                                                                                   -                  (166)
                                                                                        ---------------     -----------------
      Loss from continuing operations                                                             (719)                 (403)
Discontinued operations:
      Income from discontinued operations, net                                                       -                   927
                                                                                        ---------------     -----------------
          Discontinued operations                                                                    -                   927

          Net income (loss)                                                             $         (719)       $          524
                                                                                        ===============     =================

Basic and diluted earnings per share data:

      Loss per share from continuing operations                                          $       (0.04)        $       (0.02)
      Income per share from discontinued operations, net                                             -                  0.05
                                                                                        ---------------     -----------------

          Net income (loss) per share                                                    $       (0.04)        $        0.03
                                                                                        ===============     =================

      Weighted average common shares outstanding                                                18,051                17,774
                                                                                        ===============     =================


      See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                    For the Three Months ended March 31, 2002
                      (in thousands, except share amounts)
                                  (unaudited)


                                                  Common Stock
                                          ------------------------------         Capital In           Unearned
                                          # of Shares             Par            Excess Of             Stock            Accumulated
                                            Issued               Value           Par Value         Compensation           Deficit
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2001              19,332,089         $       193        $    73,550        $      (128)         $  (18,755)
     Comprehensive loss:
     Net loss                                     --                  --                 --                 --                (719)
     Change in net unrealized
         appreciation on
         short-term investments                   --                  --                 --                 --                  --

     Total comprehensive loss
     Repayment of note receivable                 --                  --                 --                 --                  --
     Exercise of stock options                91,500                   1                143                 --                  --
     Remeasurement of unearned
         stock compensation                       --                  --                172               (172)                 --
     Stock compensation expense                   --                  --                 --                145                  --

                                         -----------         -----------        -----------        -----------         -----------

Balance at March 31, 2002                 19,423,589         $       194        $    73,865         $     (155)        $  (19,474)
                                         ===========         ===========        ===========        ===========         ===========

                                        Accumulated                                                 Note
                                           Other                   Treasury Stock                 Receivable             Total
                                       Comprehensive        -----------------------------         from Sale          Shareholders'
                                           Loss             # of Shares           Amount           of Stock             Equity
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 2001            $      (42)          1,317,016         $   (8,315)        $      (722)        $    45,781
     Comprehensive loss:
     Net loss                                   --                  --                 --                  --                (719)
     Change in net unrealized
         appreciation on
         short-term investments                (12)                 --                 --                  --                 (12)
                                                                                                                      -----------
     Total comprehensive loss                                                                                                (731)
     Repayment of note receivable               --                  --                 --                 361                 361
     Exercise of stock options                  --                  --                 --                  --                 144
     Remeasurement of unearned
         stock compensation                     --                  --                 --                  --                  --
     Stock compensation expense                 --                  --                 --                  --                 145

                                       -----------         -----------        -----------         -----------         -----------

Balance at March 31, 2002               $      (54)          1,317,016         $   (8,315)         $     (361)        $    45,700
                                       ===========         ===========        ===========         ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Month Periods ended March 31, 2002 and 2001
                                 (in thousands)
                                  (unaudited)


                                                                                                2002             2001
                                                                                              --------         --------
Operating activities:
      Net income (loss)                                                                       $   (719)        $    524
           Adjustments to reconcile net income (loss) to net cash
                from operating activities:
                    Income from discontinued operations                                             --             (927)
                    Depreciation and amortization                                                  602              540
                    Amortization of intangibles                                                     --               88
                    Provision for doubtful accounts                                                 75               10
                    Stock compensation expense                                                     145               --
                    Decrease in deferred taxes                                                      --              445
                    Changes in assets and liabilities:
                         (Increase) decrease in accounts receivable                             (2,228)           1,097
                         Decrease in other current assets                                          377              730
                         Decrease in other assets                                                   52               54
                         Increase (decrease) in accounts payable, accrued expenses
                              and other liabilities                                             (1,325)           1,335
                                                                                              --------         --------

                                   Net cash provided by (used in) operating activities          (3,021)           3,896
                                                                                              --------         --------

Investing activities:
      Purchases of property and equipment                                                         (450)            (296)
      Investment in software                                                                        --             (423)
      Proceeds from sale of assets, EDI operations, net                                             --              455
      Repayments of note receivable from officer for sale of stock                                 361               --
      Net proceeds from sales/(purchases) of short-term investments                                 10             (980)
                                                                                              --------         --------

                                   Net cash used in investing activities                           (79)          (1,244)
                                                                                              --------         --------

Financing activities:
      Proceeds from exercise of stock options                                                      144               --
      Proceeds from issuance of common stock, employee stock purchase plan                          --               24
                                                                                              --------         --------

                                   Net cash provided by financing activities                       144               24
                                                                                              --------         --------

                    Net increase (decrease) in cash and cash equivalents                        (2,956)           2,676
Cash and cash equivalents at beginning of period                                                21,020            6,187
Cash provided by discontinued operations                                                           154              834
                                                                                              --------         --------

Cash and cash equivalents at end of period                                                    $ 18,218         $  9,697
                                                                                              ========         ========

Supplemental disclosure of noncash investing and financing activities:

      Service credits received as consideration from sale of assets                           $     --         $  2,259
                                                                                              ========         ========
      Sale of common stock to officer for note receivable                                     $     --         $    722
                                                                                              ========         ========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                                                  $     --         $     18
                                                                                              ========         ========
      Cash paid for income taxes                                                              $     75         $     54
                                                                                              ========         ========

See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       UNAUDITED INTERIM FINANCIAL INFORMATION

         The management of Health Management Systems, Inc. ("HMSY" or the "Company") is responsible for the accompanying unaudited interim condensed consolidated financial statements and the related information included in the notes to the condensed consolidated financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the "SEC").

2.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         (a)      Change in Fiscal Year

         On October 30, 2001, the Board of Directors approved a change of the Company's fiscal year to December 31 from October 31. The change was retroactive to January 1, 2001. Accordingly, the Company changed its fiscal quarters to the calendar quarters.

         (b)      Discontinued Operations of Business Segments

         During the year ended December 31, 2001, the Company sold its Decision Support Group ("DSG") business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group ("PSG") business unit. In prior periods, DSG and PSG had been separate reportable segments. The current and historical operating results of DSG and PSG have been reported as discontinued operations on the accompanying Condensed Consolidated Statements of Operations. The current and noncurrent assets and liabilities of DSG and PSG are presented on a net basis as discontinued operations on the Condensed Consolidated Balance Sheets for all periods presented.

         (c)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (d)      Reclassifications

         Certain reclassifications were made to prior amounts to conform to the current presentation.

3.       INCOME TAXES

         For the three months ended March 31, 2002, the Company generated an additional gross deferred tax asset of $288,000 resulting from the Company's net operating loss of $719,000. Correspondingly, the Company recognized an increase in the valuation allowance related to the realizability of its deferred tax assets in the amount of $288,000. The net deferred tax asset balance was therefore $8.9 million at March 31, 2002 and December 31, 2001. The increase in the valuation allowance was specifically associated with the Company's net operating loss carryforwards ("NOLs"), which account for the majority of the Company's deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The realizability of the Company's deferred tax assets and the corresponding valuation allowance will be adjusted in the future

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


based on the Company's actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

4.       RESTRUCTURINGS AND DISCONTINUED OPERATIONS

         (a)      Restructurings

         In April 2001, the Company recognized a restructuring charge of $785,000. This charge was subsequently adjusted by $38,000 in November 2001, to a net charge of $747,000. This net charge related to the closure of the Washington, D.C. office, consisting of $198,000 in employee costs (representing 4 employees), $299,000 in office lease and fixed asset costs, and $250,000 for the write-off of an initial fee paid for a third party liability recovery system which the Company had determined would not be put into use. Of the total restructuring charges, $209,000 and $269,000 remained as accrued liabilities at March 31, 2002 and December 31, 2001, respectively.

         In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. Of the total restructuring charges, $1.6 million and $1.8 million remained as a liability at March 31, 2002 and December 31, 2001, respectively.

         (b)      Discontinued Operations of Business Segments

                  (i) Discontinuance of Payor Systems Group ("PSG")

         On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of PSG. The Company's formal plan of discontinuance is expected to be substantially executed by June 2002. As of July 31, 2001 the Company had estimated a pre-tax loss on disposal of $1.6 million. As a result of experiencing significant success in exiting various business obligations, the Company reduced its estimated loss to $200,000 as of December 31, 2001 and it has remained unchanged as of March 31, 2002.

         The results of PSG's operations have been reported as discontinued operations in the Consolidated Statements of Operations for both periods presented.

         In April 2001, the Company incurred a restructuring charge of $5.1 million related to PSG, resulting from the decision to discontinue development of its managed care system offering. The charge consisted of $3.5 million for the write-off of capitalized software development and equipment, $810,000 for employee severance and consulting costs associated with approximately 60 positions, $678,000 for lease termination costs and leasehold improvement write-offs, and $128,000 in other miscellaneous costs. In July 2001, the Company recognized a net reduction to these restructuring charges of $315,000 resulting from a $635,000 negotiated settlement received from the development partner, and additional lease termination costs of $320,000. Of the total restructuring charges, $290,000 and $422,000 in lease termination and related facility costs remain as liabilities at March 31, 2002 and December 31, 2001, respectively, and are reflected in the net liability of discontinued operations.

                  (ii) Sale of Decision Support Group ("DSG")

                  On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. ("HCm"), a wholly-owned subsidiary, which operated as the Company's DSG business segment, to HCm's executive management team ("Purchaser") for a total sale price of $9.8 million.

         As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued operation.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                  (iii) Discontinued Operations Information

                  Results of operations from discontinued operations were as follows (in thousands):

                                                       Three Months                                Three Months
                                                   Ended March 31, 2002                        Ended March 31, 2001
                                          PSG               DSG              Total     PSG               DSG              Total
                                         ------------------------------------------  -------------------------------------------
 Revenue                                 $1,179             $ -              $1,179  $2,722           $ 5,929            $ 8,651
                                         ------------------------------------------  -------------------------------------------
 Income before income taxes                   -               -                   -     439             1,100              1,539
 Income tax expense                           -               -                   -     174               438                612
                                         ------------------------------------------  -------------------------------------------
 Income from discontinued operations        $ -             $ -                 $ -   $ 265             $ 662              $ 927
                                         ------------------------------------------  -------------------------------------------

         Assets and liabilities of the discontinued operations of PSG were as follows (in thousands):

                                                       March 31,     December 31,
                                                        2002            2001
                                                       -------         -------
Current assets                                         $ 1,052         $   852
Current liabilities                                     (1,581)         (1,379)
                                                       -------         -------
                        Net current liabilities        ($  529)        ($  527)
                                                       -------         -------

Property and equipment                                 $    21         $    78
Capitalized software costs                                  96             191
                                                       -------         -------
                        Net noncurrent assets          $   117         $   269
                                                       -------         -------

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

         As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $40.3 million has subsequently completed its cycle and has been included in the Company's revenue and operating results through March 31, 2002, of which $19,000 occurred during the three months ended March 31, 2002. The remaining balance is for services that the Company performed associated with claims for uncollectible bad debts and disproportionate share credits that are in process of settlement through the Medicare cost report appeal procedure. These items have been filed and accepted for processing and are currently pending before the Provider Reimbursement Review Board, one of the final administrative steps in the Medicare cost report appeal process. This process can routinely take several years to complete. These receivables will be invoiced when the Company's clients receive settlements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


6.       SEGMENT INFORMATION

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

                                                    Total HMSY,
                                                     Excluding        Provider         Payor
                                                   Discontinued       Services         Services
($ in Thousands)                                    Operations        Division         Division        Corporate
----------------------------------------------------------------------------------------------------------------
            THREE MONTHS ENDED MARCH 31, 2001

Revenue                                              $ 14,515         $  7,745         $  6,770        $     --
Operating income (loss)                              ($   756)        ($   783)        $     67        ($    40)
            THREE MONTHS ENDED MARCH 31, 2002

Revenue                                              $ 16,870         $  9,024         $  7,846        $     --
Operating income (loss)                              ($   878)        ($ 1,951)        $  1,073        $     --

         Goodwill amortization expense related to goodwill arising from the Company's 1989 recapitalization is shown in the corporate category. Upon the adoption of SFAS 142 in 2002, as discussed in note 9 below, the Company ceased to amortize goodwill.


7.       EARNINGS PER SHARE

         Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. For the three months ended March 31, 2002, the common stock equivalents are excluded from the weighted average shares as it would be antidilutive to the per share calculation. For the three months ended March 31, 2001 the Company had net income from discontinued operations and net income of $927,000 and $524,000, respectively. The diluted weighted average number of shares outstanding for this period, however, was only nominally larger than the basic weighted average number of shares outstanding (as provided below), such that the basic earnings per share as presented on the accompanying condensed consolidated statements of operations is the same as the diluted earnings per share amount. Consequently, the Company has not presented the diluted weighted average number of shares on the accompanying condensed consolidated statements of operations. The diluted weighted average number of shares outstanding for the three months ended March 31, 2002 and 2001 were 20,738,351 and 18,094,605, respectively.

8.       COMMITMENTS -- LEGAL PROCEEDINGS

         As more fully discussed in Note 17(b) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2001, the Company is subject to a lawsuit which commenced in June 1998. The lawsuit was filed by certain holders of promissory notes of HHL Financial Services, Inc. ("HHL"), alleging the defendants, including the Company, breached various fiduciary duties between 1990 and 1996, and that the defendants intentionally caused HHL's default under the promissory notes, and ultimately led to HHL's filing for bankruptcy protection in 1997. The Plaintiffs are seeking damages for the unpaid promissory notes in the amount of $2.3 million, plus interest. There have been no changes in the status of this litigation during the interim period. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company's financial position or cash flows, although it could be material to the Company's operating results in any one accounting period.

9.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of Statement 142 as of January 1, 2002. At December 31, 2001 the Company had approximately $5.7 million of unamortized goodwill and no identifiable intangible assets, which are subject to the new provisions.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


         SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In the first quarter of 2002, the Company ceased amortizing all goodwill. In the first quarter of 2001, the Company recorded $165,000 of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. As is required, upon adoption, the Company has assessed the goodwill balance and has not made any reclassifications. In addition, the Company is required to perform an impairment review of the existing goodwill balance upon adoption. The impairment review involves a two-step process as follows:

         - Step 1 - The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will apply step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

         - Step 2 - The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

         The Company has up to six months from the date of the adoption to complete step one and the Company expects to complete this review during the second quarter of 2002. The second step, if necessary, is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Because of the extensive effort needed to complete the transitional impairment test, it is not practicable to reasonably estimate whether any goodwill transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         The table below presents the pro forma effect of this change in accounting principle on the three months ended March 31, 2001 (in thousands except per share amounts):


                                                        Three Months Ended
                                                          March 31, 2001
Loss from continuing operations, as reported                      $ (403)
Add back: goodwill amortization, net of tax                           63
                                                           -------------
Adjusted loss from continuing operations                            (340)
Adjusted income from discontinued operations
(as adjusted for add back of goodwill
amortization of $46, net of tax)                                     973
                                                           -------------
Adjusted net income                                               $  633
                                                           -------------

Loss per share from continuing operations,
 as reported                                                      $(0.02)
Goodwill amortization                                               0.00
                                                           -------------
Adjusted loss per share from continuing operations                 (0.02)
Adjusted earnings per share from discontinued
 operations                                                         0.06
                                                           -------------
Adjusted earnings per share                                       $ 0.04
                                                           -------------

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company adopted SFAS 144 as of January 1, 2002.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY, FORM THOSE IMPLIED BY THE FORWARD LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE RISKS IDENTIFIED IN "ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND OTHER RISKS IDENTIFIED IN THIS FORM 10-Q AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. SUCH FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. INVESTORS ARE WARNED THAT ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

         A "critical accounting policy" is defined as important to the portrayal of a Company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

         Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for the Company's discontinued Decision Support Group ("DSG") and Payor Systems Group ("PSG") businesses. Under discontinued operations accounting, amounts are accrued for estimates of the Company's expected liabilities related to discontinued operations through their eventual discharge. The DSG business was sold in December 2001. At March 31, 2002, the PSG business remaining liabilities principally consist of lease termination and related facility costs, and employee severance expenses. The Company believes that these liabilities will be discharged by December 31, 2002. Accordingly, the Company believes that its accrual for discontinued operations liabilities is adequate. However, these amounts include certain estimates which could vary from actual results.

         Revenue Recognition. The Company principally recognizes revenue for its service offerings when third party payors remit payment to the Company's customers. This policy is in effect because the Company's fees are principally contingent upon its customers' collections from third parties. Under this revenue recognition policy, the Company's operating results may vary significantly from quarter to quarter due to the timing of such collections by the Company's customers and the fact that a significant portion of the Company's operating expenses are fixed.

         Accounting for Income Taxes. The Company has generated net operating losses for tax purposes each of the last three years. These losses generated federal net operating loss carryforwards of $21 million as of March 31, 2002. In addition, due to the Company's restructuring efforts certain charges written off in prior years are not currently deductible for income tax purposes. These differences result in gross deferred tax assets. The Company must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent the Company believes the recovery is not likely, the Company has established a valuation allowance.

         Significant management judgment is required in determining this valuation allowance. The Company has recorded a valuation allowance of $8.8 million as of March 31, 2002, due to uncertainties related to the Company's ability to utilize some of its net deferred tax assets, primarily consisting of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company's estimates of taxable income and the period, over which the net deferred tax assets will be recoverable. In the event that these estimates differ or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

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

         The net deferred tax asset as of March 31, 2002 was $8.9 million, net of a valuation allowance of $8.8 million.

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

- Significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;

-        Significant negative industry or economic trends;

-        Significant decline in our stock price for a sustained period; and

-        The Company's market capitalization relative to net book value.

                  The Company determines the recoverability of the carrying value of its long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When the Company determines that the carrying value of long-lived assets may not be recoverable, the Company measures any impairment by comparing the carrying amount of the asset with the fair value of the asset. For identifiable intangibles and enterprise level goodwill, the Company determines fair value based on a projected discounted cash flow method using a discount rate reflective of the Company's cost of funds.

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company ceased to amortize approximately $8.4 million of enterprise level goodwill which would have resulted in approximately $67,000 of amortization in the first quarter of 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the second quarter of 2002.

         Because of the extensive effort needed to complete the transitional impaitment test, it is not practicable to reasonably estimate whether any goodwill transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of the Company's accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $14.9 million, net of allowance for doubtful accounts of $3.4 million, as of March 31, 2002.

         Management has estimated a certain amount of charges as of March 31, 2002 related to restructuring activities. The Company has recorded an estimated liability based on a reasonable assessment of the probable costs to be incurred throughout 2002. As additional information becomes available throughout 2002, the Company may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

         The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K as of December 31, 2001, as filed with the SEC, contain accounting policies and other disclosures required by generally accepted accounting principles.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         CONTINUING OPERATIONS:

         Revenue for the quarter ended March 31, 2002, was $16.9 million, an increase of $2.4 million or 16% compared to revenue of $14.5 million in the prior year quarter.

         The Payor Services Division, which provides third party liability identification and recovery services to state Medicaidagencies, generated revenue of $7.9 million in the current year quarter, a $1.1 million or 16% increase over the prior year first quarter revenue of $6.8 million. This increase reflected: (1) $2.1 million in revenue during the current year for three new state clients including a contract re-award with increased scope of services, and (2) $1.9 million in revenue during the current year reflecting a shift in the timing of certain revenue recognition events between this year and last year with three customers. Partially offsetting these increases was a $2.1 million decrease resulting from certain non-recurring revenue opportunities and a shift in the timing of certain revenue recognition events with two clients compared to the prior year, and a $0.8 million decrease resulting from the sale of the CDR business in July 2001.

         The Provider Services Division, which outsources business office services for hospitals, generated revenue of $9.0 million in the current year quarter, a $1.3 million or 17% increase from the prior year quarter revenue of $7.7 million. This increase consisted of: (1) $2.0 million resulting from the timing of certain revenue recognition events with five customers this year compared with the prior year, (2) $0.6 million from an expansion in the scope of services provided to one customer, and (3) $0.3 million in revenue from seven new customers. Partially offsetting these increases was a decrease of $1.0 million associated with nine terminated or inactive customer relationships and $0.7 million resulting from the timing of certain revenue recognition events with four customers this year compared with the prior year.

         Operating expense for the current year first quarter was $17.7 million, an increase of $2.4 million or 16% compared to the prior year first quarter operating expense of $15.3 million. The Company experienced cost of service fluctuations as follows. Direct project costs for the current year first quarter were $2.3 million, an increase of $0.5 million or 28% compared to the prior year first quarter. This net increase represented increases of (1) $0.5 million in subcontractor fees incurred with the Company's former CDR business, (2) $0.3 million increase in electronic claims processing service fees based on higher transaction volumes with the Company's customers, and (3) $0.3 million increase in temporary help and consulting expense primarily related to a special billing project for an existing client, and the support of some new clients. These increases were partially offset by decreases of $0.2 in marketing partner fees and $0.4 million in subcontractor fees reflecting a variation in revenue composition from the first quarter of last year. Compensation expense for the current year first quarter was $9.5 million, an increase of $0.8 million or 9% compared to the prior year first quarter. This increase reflects a general increase in compensation rates and an increase in staff in the information technology development team, offset by a decrease of $0.6 million from the sale of the CDR business in July of 2001. Other operating costs for the current year first quarter were $3.0 million, an increase of $1.7 million or 131% compared to the prior year first quarter. The current year costs include increases for: (1) consulting and professional service fees including related travel costs associated with product development initiatives and on-going system enhancement and re-configuration activities of approximately $1.1 million, (2) the non-recurring nature of a $250,000 insurance policy reimbursement of legal fees received in the prior year, and (3) a current year charge of $145,000 for expense related to a stock option grant to two members of the Board of Directors.

         In the current year, the Company did not recognize any income tax benefit against its losses from continuing operations. This absence of an income tax benefit reflects an increase in the Company's valuation allowance for the recovery of its net deferred income tax assets. The Company has incurred significant taxable losses the last few years and expects to incur a tax loss during calendar year 2002. Most of the Company's deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on the Company's recent taxable loss history and projections of future taxable operating results.

         Net interest income of $159,000 for the current year first quarter compared to $187,000 in the prior year first quarter reflects a significant decrease in the prevailing market interest rates which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the quarter.

         Loss from continuing operations was $719,000 in the current year first quarter compared to a loss of $403,000 during the prior year first quarter. This increase in operating loss results from the absence of an income tax benefit and the increases in costs of operations, as discussed above.

DISCONTINUED OPERATIONS:

         As more fully discussed in Item 1 and Note 1(b) of the Notes to Consolidated Financial Statements, the Company reported the results of its Payor Systems Group ("PSG") and Decision Support Group ("DSG") as discontinued operations for all periods presented. There was no income or loss from discontinued operations in the current quarter, compared to income of $0.9 million in the prior year first quarter.

         Net loss was $0.7 million in the first quarter of fiscal year 2002 or $0.04 per common share compared to net income of $0.5 million or $0.03 per common share in the first quarter of the prior fiscal year. The prior year first quarter results included net loss from continuing operations of $0.02 per common share and net income from discontinued operations of $0.05 per common share.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of funds are operations and the remaining proceeds from the Company's initial public offering in 1992. At March 31, 2002, the Company's cash and short-term investments and net working capital were $22.2 million and $26.5 million, respectively. Although the Company expects that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet the Company's short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for the Company's services. The Company's typical customer relationship, however, usually has a duration of several years, such that the Company does not expect any current decrease in demand. The Company estimates that it will purchase approximately $2.5 million of property and equipment during fiscal year 2002, which is consistent with the amounts purchased during recent years. The payments due by period for the Company's contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows as of March 31, 2002 (in thousands):

                             Nine
         Total              Months          1-3 Years         4-5 Years        After 5 years
         -----             --------         ---------         ---------        -------------
         $25,589             4,475          8,216             5,117             7,781

         The Company has entered into sublease arrangements for some of its facility obligations and expects to receive the following rental receipts as of March 31, 2002 (in thousands):

                            Nine
         Total             Months           1-3 Years         4-5 Years        After 5 years
         -----             --------         ---------         ---------        -------------
         $7,725            1,287              3,409             2,637              392

         For the current quarter ended March 31, 2002, cash used by operating activities was $3.0 million compared with cash provided by operating activities of $3.9 million for the quarter ended March 31, 2001. The current year use of cash in operations included an increase in accounts receivable of $2.2 million reflective of the growth in the Company's revenue and a decrease in accounts payable and accrued expenses of $1.3 million resulting from the timing of payment on certain liabilities. Investing activities in the current quarter consisted primarily of $450,000 in purchases of property and equipment and $361,000 of note payments received from the Company's Chief Executive Officer pursuant to a loan used to purchase Company common stock. Financing activities in the current quarter consisted of $144,000 received as proceeds from stock option exercises.

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

         The table below presents the historic cost basis, and the fair value for the Company's investment portfolio as of March 31, 2002, and the related weighted average interest rates by year of maturity (in thousands):

                                                   Matures Year Ending           Total               Total
                                                    December 31, 2002       Historical Cost        Fair value
  Fixed income governmental securities                   $4,000                  $3,950              $4,000
  Average interest rate                                   4.87%                  4.87%


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- See Note 8 of Notes to Condensed Consolidated Financial Statements for discussion of certain pending legal proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:         May 15, 2002          HEALTH MANAGEMENT SYSTEMS, INC.
                                    --------------------------------
                                             (Registrant)



                                  BY:  /S/ WILLIAM F. MILLER III
                                       --------------------------
                                       William F. Miller III
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                                  BY:  /S/ PHILIP RYDZEWSKI
                                       --------------------------
                                       Philip Rydzewski
                                       Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer and Accounting Officer)