Form 10-Q
period 2002-06-30
HEALTH MANAGEMENT SYSTEMS INC
filed 2002-08-14
CIK 861179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares common stock, $.01 par value, outstanding as of July 31, 2002 was 18,294,761.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
               December 31, 2001..................................................................................3

           Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2002 and 2001............................................................4

           Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
               (Loss) (unaudited) for the six months ended June 30, 2002..........................................5

           Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended
               June 30, 2002 and 2001.............................................................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).......................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risks...........................................20

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................20

Item 4.    Submission of Matters to a Vote of Security Holders ..................................................20

Item 6.    Exhibits and Reports on Form 8-K......................................................................20

Signatures.......................................................................................................21

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                                   June 30,         December 31,
                                                                                                     2002               2001
                                                                                                   --------           --------
                                                            ASSETS                                (unaudited)
Current assets:
      Cash and cash equivalents                                                                    $ 22,095           $ 21,020
      Short-term investments                                                                          2,869              4,022
      Accounts receivable, net                                                                       14,012             12,720
      Prepaid expenses and other current assets                                                       1,958              2,420
                                                                                                   --------           --------
          Total current assets                                                                       40,934             40,182

Property and equipment, net                                                                           3,490              4,228
Capitalized software costs, net                                                                         356                466
Goodwill, net                                                                                         5,679              5,679
Deferred income taxes, net                                                                            8,920              8,920
Other assets                                                                                            423                650
Net assets of discontinued operations                                                                    --                269
                                                                                                   --------           --------

      Total assets                                                                                 $ 59,802           $ 60,394
                                                                                                   ========           ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable, accrued expenses and other liabilities                                     $ 10,615           $ 13,417
      Net liabilities of discontinued operations                                                        697                527
                                                                                                   --------           --------
          Total current liabilities                                                                  11,312             13,944

Other liabilities                                                                                       698                669
                                                                                                   --------           --------
      Total liabilities                                                                              12,010             14,613
                                                                                                   --------           --------

Commitments and contingencies

Shareholders' equity:
      Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued                         --                 --
      Common stock - $.01 par value; 45,000,000 shares authorized;
          19,710,107 shares issued and 18,393,091 shares outstanding at June 30, 2002;
          19,332,089 shares issued and 18,015,073 shares outstanding at December 31, 2001               197                193
      Capital in excess of par value                                                                 74,635             73,550
      Unearned stock compensation                                                                       (67)              (128)
      Accumulated deficit                                                                           (18,333)           (18,755)
      Accumulated other comprehensive income (loss)                                                      36                (42)
      Treasury stock, at cost; 1,317,016 shares at June 30, 2002
          and December 31, 2001                                                                      (8,315)            (8,315)
      Note receivable from officer for sale of stock                                                   (361)              (722)
                                                                                                   --------           --------

          Total shareholders' equity                                                                 47,792             45,781
                                                                                                   --------           --------

              Total liabilities and shareholders' equity                                           $ 59,802           $ 60,394
                                                                                                   ========           ========

See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                  Three months ended June 30,            Six months ended June 30,
                                                                  ---------------------------           ---------------------------
                                                                    2002               2001               2002               2001
                                                                  --------           --------           --------           --------
Revenue                                                           $ 16,744           $ 15,645           $ 33,614           $ 30,160
                                                                  --------           --------           --------           --------
Cost of services:
      Compensation                                                   9,449              8,711             18,916             17,441
      Data processing                                                2,179              1,515              3,725              3,195
      Occupancy                                                      1,540              1,500              3,064              3,163
      Direct project costs                                           2,441              2,202              4,692              4,007
      Other operating costs                                          3,024              2,193              5,984              3,498
      Restructuring costs                                               --                785                 --                785
      Amortization of intangibles                                       --                 88                 --                176
                                                                  --------           --------           --------           --------

          Total cost of services                                    18,633             16,994             36,381             32,265
                                                                  --------           --------           --------           --------

      Operating loss                                                (1,889)            (1,349)            (2,767)            (2,105)

Net interest income                                                    130                189                289                376
                                                                  --------           --------           --------           --------
      Loss from continuing operations before income taxes           (1,759)            (1,160)            (2,478)            (1,729)
Income tax benefit                                                      --               (422)                --               (588)
                                                                  --------           --------           --------           --------
      Loss from continuing operations                               (1,759)              (738)            (2,478)            (1,141)
      Income (loss) from discontinued operations, net                2,900             (4,880)             2,900             (3,953)
                                                                  --------           --------           --------           --------

          Net income (loss)                                       $  1,141           $ (5,618)          $    422           $ (5,094)
                                                                  ========           ========           ========           ========

Basic and diluted earnings per share data:
      Loss per share from continuing operations                   $  (0.10)          $  (0.04)          $  (0.14)          $  (0.07)
      Income (loss) per share from discontinued operations, net       0.16              (0.27)              0.16              (0.22)
                                                                  --------           --------           --------           --------
          Net income (loss) per share                             $   0.06           $  (0.31)          $   0.02           $  (0.29)
                                                                  ========           ========           ========           ========

          Weighted average common shares outstanding                18,253             17,853             18,152             17,785
                                                                  ========           ========           ========           ========

     See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                     For the Six Months Ended June 30, 2002
                      (in thousands, except share amounts)
                                   (unaudited)


                                               Common Stock
                                          -----------------------         Capital In       Unearned
                                          # of Shares         Par          Excess Of        Stock          Accumulated
                                            Issued           Value         Par Value     Compensation        Deficit
                                          ----------         -----         ---------     ------------        -------
Balance at December 31, 2001              19,332,089          $193          $73,550          ($128)          ($18,755)
    Comprehensive income:
      Net income                                  --            --               --             --                422
      Change in net unrealized
        appreciation on
        short-term investments                    --            --               --             --                 --

    Total comprehensive income
    Repayment of note receivable                  --            --               --             --                 --
    Exercise of stock options                368,718             4              512             --                 --
    Shares issued under employee
      stock purchase plan                      9,300            --               26             --                 --
    Remeasurement of unearned
      stock compensation                          --            --               22            (22)                --
    Stock compensation expense                    --            --              525             83                 --

                                          ----------          ----          -------          -----           --------
Balance at June 30, 2002                  19,710,107          $197          $74,635          ($ 67)          ($18,333)
                                          ==========          ====          =======          =====           ========


                                           Accumulated                                             Note
                                              Other               Treasury Stock                Receivable          Total
                                          Comprehensive      --------------------------          from Sale      Shareholders'
                                           Income (Loss)     # of Shares         Amount          of Stock          Equity
                                           -------------     -----------         ------          --------          ------
Balance at December 31, 2001                   ($42)          1,317,016          ($8,315)          ($722)          $45,781
    Comprehensive income:
    Net income                                   --                  --               --              --               422
    Change in net unrealized
      appreciation on
      short-term investments                     78                  --               --              --                78
                                                                                                                   -------
    Total comprehensive income                                                                                         500
    Repayment of note receivable                 --                  --               --             361               361
    Exercise of stock options                    --                  --               --              --               516
    Shares issued under employee
      stock purchase plan                        --                  --               --              --                26
    Remeasurement of unearned
      stock compensation                         --                  --               --              --                --
    Stock compensation expense                   --                  --               --              --               608

                                               ----           ---------          -------           -----           -------
Balance at June 30, 2002                       $ 36           1,317,016          ($8,315)          ($361)          $47,792
                                               ====           =========          =======           =====           =======

See accompanying notes to condensed consolidated financial statements.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001
                                 (in thousands)
                                  (unaudited)

                                                                                    2002            2001
                                                                                 --------         --------
Operating activities:
    Net income (loss)                                                            $    422         $ (5,094)
       Adjustments to reconcile net income (loss) to net cash
          from operating activities:
             (Income) loss from discontinued operations                            (2,900)           3,953
             Loss on disposal/impairment of property and equipment                    612              250
             Depreciation and amortization                                          1,190            1,093
             Amortization of intangibles                                               --              176
             Provision for doubtful accounts                                           38              (84)
             Stock compensation expense                                               608               --
             Increase in deferred tax asset                                            --           (2,768)
             Changes in assets and liabilities:
                Increase in accounts receivable                                    (1,330)            (383)
                Decrease in other current assets                                      462              556
                Decrease in other assets                                              227              291
                Increase (decrease) in accounts payable, accrued expenses
                     and other liabilities                                         (2,773)           1,092
                                                                                 --------         --------

                      Net cash used in operating activities                        (3,444)            (918)
                                                                                 --------         --------

Investing activities:
    Purchases of property and equipment                                              (954)            (894)
    Investment in software                                                             --             (757)
    Proceeds from sale of assets, EDI operations, net                                  --              524
    Repayments of note receivable from officer for sale of stock                      361               --
    Net proceeds from sales of short-term investments                               1,231            1,645
                                                                                 --------         --------

                      Net cash provided by investing activities                       638              518
                                                                                 --------         --------

Financing activities:
    Proceeds from exercise of stock options                                           516               --
    Proceeds from issuance of common stock, employee stock purchase plan               26               48
                                                                                 --------         --------

                      Net cash provided by financing activities                       542               48
                                                                                 --------         --------

             Net decrease in cash and cash equivalents                             (2,264)            (352)
Cash and cash equivalents at beginning of period                                   21,020            6,187
Cash provided by discontinued operations                                            3,339            5,323
                                                                                 --------         --------

Cash and cash equivalents at end of period                                       $ 22,095         $ 11,158
                                                                                 ========         ========

Supplemental disclosure of noncash investing and financing activities:
    Service credits received as consideration from sale of assets                $     --         $  2,259
                                                                                 ========         ========
    Sale of common stock to officer for note receivable                          $     --         $    722
                                                                                 ========         ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                       $     --         $     30
                                                                                 ========         ========
    Cash paid for income taxes                                                   $    131         $     94
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

         These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K for such year, and the unaudited interim condensed consolidated financial statements as of and for the quarterly period ended March 31, 2002 included in the Company's Quarterly Report on Form 10-Q, both as filed with the Securities and Exchange Commission (the "SEC").

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

         (b)      Discontinued Operations of Business Segments

         During the year ended December 31, 2001, the Company sold its Decision Support Group ("DSG") business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group ("PSG") business unit. In prior periods, DSG and PSG had been separate reportable segments. The current and historical operating results of DSG and PSG have been reported as discontinued operations on the accompanying Condensed Consolidated Statements of Operations. The current and noncurrent assets and liabilities of PSG are presented on a net basis as discontinued operations on the Condensed Consolidated Balance Sheets for all periods presented.

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

3.       RESTRUCTURINGS AND DISCONTINUED OPERATIONS

         (a)      Restructurings

         In April 2001, the Company recognized a restructuring charge of $785,000. This charge was subsequently adjusted by $38,000 in November 2001, to a net charge of $747,000. This net charge related to the closure of the Company's Washington, D.C. office, consisting of $198,000 in employee costs (representing 4 employees), $299,000 in office lease and fixed asset costs, and $250,000 for the write-off of an initial fee paid for a third party liability recovery system which the Company had determined would not be put into use. Of the total restructuring charges, $41,000 and $269,000 remained as accrued liabilities at June 30, 2002 and December 31, 2001, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

         In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. Of the total restructuring charges, $1.3 million and $1.8 million remained as a liability at June 30, 2002 and December 31, 2001, respectively.

         (b)      Discontinued Operations of Business Segments

                  (i)      Discontinuance of Payor Systems Group ("PSG")

         On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of PSG. As of July 31, 2001 the Company had estimated a pre-tax loss on disposal of $1.6 million. As a result of it's success in exiting various business obligations, the Company reduced its estimated loss to $200,000 as of December 31, 2001. In the quarterly period ended June 30, 2002, the Company received a $2.7 million contract termination fee which was not included in the disposal estimate. In addition, during the quarterly period ended June 30, 2002, the Company reduced the estimated loss on disposal by $200,000, based on actual operating results through that period. Consequently, the Company recognized income from discontinued operations, in the accompanying condensed consolidated financial statements, of $2.9 million during the quarterly period ended June 30, 2002.

         The results of PSG's operations have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

         In April 2001, the Company incurred a restructuring charge of $5.1 million related to PSG, resulting from the decision to discontinue development of its managed care system offering. The charge consisted of $3.5 million for the write-off of capitalized software development and equipment, $810,000 for employee severance and consulting costs associated with approximately 60 positions, $678,000 for lease termination costs and leasehold improvement write-offs, and $128,000 in miscellaneous costs. In July 2001, the Company recognized a net reduction to these restructuring charges of $315,000 resulting from a $635,000 negotiated settlement received from the development partner, and additional lease termination costs of $320,000. Of the total restructuring charges, zero and $422,000 in lease termination and related facility costs remain as liabilities at June 30, 2002 and December 31, 2001, respectively, and are reflected in the net liability of discontinued operations.

                  (ii)     Sale of Decision Support Group ("DSG")

         On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. ("HCm"), a wholly-owned subsidiary, which operated as the Company's DSG business segment, to HCm's executive management team for a total sale price of $9.8 million. As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued operation.

                  (iii)    Discontinued Operations Information

         Results of operations from discontinued operations were as follows ($ in thousands):

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                                                         Three Months Ended                       Three Months Ended
                                                            June 30, 2002                            June 30, 2001
                                                  -------------------------------        -------------------------------------
                                                   PSG          DSG        Total          PSG             DSG           Total
                                                  ------        ---        ------        -------         ------        -------
Revenue                                           $2,743        $--        $2,743        $ 2,330         $6,233        $ 8,563
                                                  ------        ---        ------        -------         ------        -------
Income (loss) before income taxes                  2,900         --         2,900         (9,167)         1,495         (7,672)
Income tax expense (benefit)                          --         --            --         (3,336)           544         (2,792)
                                                  ------        ---        ------        -------         ------        -------
Income (loss) from discontinued operations        $2,900        $--        $2,900        $(5,831)        $  951        $(4,880)
                                                  ------        ---        ------        -------         ------        -------

                                                         Six Months Ended                          Six Months Ended
                                                           June 30, 2002                             June 30, 2001
                                                  -------------------------------        ---------------------------------------
                                                    PSG         DSG        Total           PSG             DSG           Total
                                                  ------        ---        ------        -------         -------        --------
Revenue                                           $3,923        $--        $3,923        $ 5,052         $12,162        $ 17,214
                                                  ------        ---        ------        -------         -------        --------
Income (loss) before income taxes                  2,900         --         2,900         (8,729)          2,594          (6,135)
Income tax expense (benefit)                          --         --            --         (3,162)            980          (2,182)
                                                  ------        ---        ------        -------         -------        --------
Income (loss) from discontinued operations        $2,900        $--        $2,900        $(5,567)        $ 1,614        $ (3,953)
                                                  ------        ---        ------        -------         -------        --------

      Assets and liabilities of the discontinued operations of PSG were as follows ($ in thousands):

                                            June 30,      December 31,
                                              2002            2001
                                              -----         -------
Current assets                                $   0         $   852
Current liabilities                            (697)         (1,379)
                                              -----         -------
               Net current liabilities        ($697)        ($  527)
                                              -----         -------

Property and equipment                        $   0         $    78
Capitalized software costs                        0             191
                                              -----         -------
               Net noncurrent assets          $   0         $   269
                                              -----         -------

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


4.       STOCK BASED COMPENSATION PLANS

         On June 4, 2002, as ratified by the shareholders at the Company's annual meeting, the Company granted 250,000 stock options at an exercise price of $2.48 per share to a member of the Board of Directors. All of the options were fully vested on the grant date, June 4, 2002. This grant represented 60,000 options for service as a board member consistent with a similar grant to the other board members in December 2001, and 190,000 options as an inducement to join the board.
         The Company immediately recognized a total of $525,000 in compensation expense consisting of $478,800 based on the fair value of the options using the Black-Scholes option pricing model for the 190,000 options and $46,200 for the 60,000 options based on the difference between the current market price of the stock on the grant date and the exercise price.

5.       SEGMENT INFORMATION

         The Company's Provider Services Division provides outsourced business office services to hospitals. The Company's Payor Services Division provides third liability identification and recovery services to state Medicaid agencies. The Company measures the performance of its operating segments utilizing operating income (loss), as reflected in the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation.

                                                  Total HMSY,
                                                   Excluding             Provider             Payor
                                                  Discontinued           Services            Services
($ in Thousands)                                   Operations            Division            Division
----------------                                   ----------            --------            --------
        THREE MONTHS ENDED JUNE 30, 2001
Revenue                                             $ 15,645             $  7,223             $ 8,422
Operating income (loss)                             ($ 1,349)            ($ 1,805)            $   456

        THREE MONTHS ENDED JUNE 30, 2002
Revenue                                             $ 16,744             $  8,244             $ 8,500
Operating income (loss)                             ($ 1,889)            ($ 3,347)            $ 1,458

        SIX MONTHS ENDED JUNE 30, 2001
Revenue                                             $ 30,160             $ 14,969             $15,191
Operating income (loss)                             ($ 2,105)            ($ 2,604)            $   499

        SIX MONTHS ENDED JUNE 30, 2002
Revenue                                             $ 33,614             $ 17,268             $16,346
Operating income (loss)                             ($ 2,767)            ($ 5,432)            $ 2,665

6.       EARNINGS PER SHARE

         Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. For the three and six months ended June 30, 2002, the diluted earnings per share calculation excludes common stock equivalents from the weighted average shares as it would be antidilutive to the loss per share from continuing operations. The diluted weighted average number of shares outstanding for the three months and six months ended June 30, 2002 were 20,609,370 and 20,508,563, respectively. The diluted weighted average number of shares outstanding for the three months and six months ended June 30, 2001 were 18,603,798 and 18,295,417, respectively.

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

7.       COMMITMENTS - LEGAL PROCEEDINGS

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

         The law suit was filed simultaneously in the Bankruptcy Court in Delaware, and the New York Supreme Court Nassau County. By decision dated June 5, 2001, the District Court of Delaware dismissed one of the plaintiffs' two causes of action, deferring to the New York State courts to determine if the plaintiffs' remaining cause of action, alleging tortious interference with contract, stated a valid claim. The Company's (and the individual defendants') motion in Supreme Court to dismiss the remaining cause of action was denied by decision dated February 20, 2002. The Company has appealed the decision to the New York State Supreme Court-Appellate Division Second Department and has perfected its Appeal. In the interim, the Company has obtained a stay of all depositions pending a decision on the Appeal. The Appeal has not yet been fully briefed, and a decision is not expected for a number of months.

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

8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 2002, the Company adopted SFAS 142 and SFAS 144. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the definition of discontinued operations to include disposal of components of an individual business. SFAS 142 eliminates amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. As a result of adoption, amortization ceased for goodwill. The Company completed its impairment review of goodwill in the second quarter and no impairment charge resulted from this impairment evaluation.

         The Company assesses goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets are tested for impairment if impairment triggers occur. Undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

         The following reflects the impact that SFAS 142 would have had on prior year net income and earnings per common share if adopted in 2001 ($ in thousands):

                HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)


                                                                      Three Months Ended     Six Months Ended
                                                                         June 30, 2001         June 30, 2001
                                                                         -------------         -------------
Loss from continuing operations, as reported                                  ($738)              ($1,141)
Add back: goodwill amortization, net of tax                                      56                   119
                                                                             ------                ------
Adjusted loss from continuing operations                                       (682)               (1,022)
Adjusted income from discontinued operations
(as adjusted for add back of goodwill amortization
of $16 and $62, net of tax)                                                  (4,864)               (3,891)
                                                                             ------                ------

Adjusted net income                                                         ($5,546)              ($4,913)
                                                                             ======                ======

Loss per share from continuing operations, as reported                       ($0.04)               ($0.07)
Goodwill amortization                                                          0.00                  0.01
                                                                             ------                ------
Adjusted loss per share from continuing operations                            (0.04)                (0.06)
Adjusted loss per share from discontinued operations                          (0.27)                (0.22)
                                                                             ------                ------
Adjusted loss per share                                                      ($0.31)               ($0.28)
                                                                             ======                ======

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY, FROM THOSE IMPLIED BY THE FORWARD LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE RISKS IDENTIFIED IN "ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND OTHER RISKS IDENTIFIED IN THIS FORM 10-Q AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. SUCH FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. INVESTORS ARE WARNED THAT ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         A "critical accounting policy" is defined as important to the portrayal of a Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

         Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for the Company's discontinued Decision Support Group ("DSG") and Payor Systems Group ("PSG") businesses. Under discontinued operations accounting, amounts are accrued for estimates of the Company's expected liabilities related to discontinued operations through their eventual discharge. The DSG business was sold in December 2001. At June 30, 2002, the PSG business remaining liabilities principally consist of employee severance expenses. The Company believes that these liabilities will be discharged by December 31, 2002. Accordingly, the Company believes that its accrual for discontinued operations liabilities is adequate. However, these amounts include certain estimates which could vary from actual results.

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

         Accounting for Income Taxes. The Company has generated net operating losses for tax purposes each of the last three years. These losses generated federal net operating loss carryforwards of $21 million as of June 30, 2002. In addition, due to the Company's restructuring efforts certain charges written off in prior years are not currently deductible for income tax purposes. These differences result in gross deferred tax assets. The Company must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent the Company believes the recovery is not likely, the Company has established a valuation allowance.

         Significant management judgment is required in determining this valuation allowance. The Company has recorded a valuation allowance of $8.3 million as of June 30, 2002, due to uncertainties related to the Company's ability to utilize some of its net deferred tax assets, primarily consisting of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company's estimates of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

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

         The net deferred tax asset as of June 30, 2002 was $8.9 million, net of a valuation allowance of $8.3 million.

         Valuation of long lived and intangible assets and goodwill. The Company assesses the impairment of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

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

         The Company determines the recoverability of the carrying value of its long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When the Company determines that the carrying value of long-lived assets may not be recoverable, the Company measures any impairment by comparing the carrying amount of the asset with the fair value of the asset. For goodwill, the Company determines fair value based on a projected discounted cash flow method using a discount rate reflective of the Company's cost of funds.

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company ceased to amortize approximately $5.7 million of goodwill (net of accumulated amortization of $2.7 million) which would have resulted in approximately $134,000 of amortization in the first six months of 2002. No impairment charges resulted from the required impairment evaluations.

         Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of the Company's accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $14.0 million, net of allowance for doubtful accounts of $3.4 million, as of June 30, 2002.

         Management has estimated a certain amount of charges as of June 30, 2002 related to restructuring activities. The Company has recorded an estimated liability based on a reasonable assessment of the probable costs to be incurred throughout 2002. As additional information becomes available throughout 2002, the Company may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

         The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K as of December 31, 2001, as filed with the SEC, contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         CONTINUING OPERATIONS:

         Revenue for the quarter ended June 30, 2002, was $16.7 million, an increase of $1.1 million or 7% compared to revenue of $15.6 million in the prior year second quarter.

         The Payor Services Division, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $8.5 million in the current year quarter, a $0.1 million or 1% increase over the prior year first quarter revenue of $8.4 million. This increase reflected $1.2 million in revenue during the current year for three new state clients including a contract re-award with an expanded scope of services. This increase was substantially offset by: (1) a decrease of $0.4 million resulting from the expiration of one client relationship since the prior year period, (2) a $0.3 million decrease resulting from the sale of the CDR business in July 2001, and (3) a net decrease of $0.4 million across the comparable client base reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects.

         The Provider Services Division, which provides outsourced business office services for hospitals, generated revenue of $8.2 million in the current year quarter, a $1.0 million or 14% increase from the prior year quarter revenue of $7.2 million. This increase primarily consists of $1.2 million in revenue from fifteen new customers since the prior year period, and a $0.6 million increase with one customer resulting from an expansion in the scope of services provided and an increase in yields. These increases were partially offset by a decrease of $0.9 million associated with five terminated or inactive customer relationships.

         Total operating expenses for the current year second quarter were $18.6 million, an increase of $1.6 million or 10% compared to the prior year second quarter operating expense of $17.0 million. The Company experienced cost of service fluctuations as follows. Direct project costs for the current year second quarter were $2.4 million, an increase of $0.2 million or 9% compared to the prior year second quarter. This net increase generally follows from the increase in revenue and reflects fluctuations in the mix of business for the period based on the specific requirements of client projects. Compensation expense for the current year second quarter was $9.4 million, an increase of $0.7 million or 8% compared to the prior year second quarter. This increase reflects a general increase in compensation rates and an increase in staff in the information technology development team, partially offset by a decrease of $0.6 million from the sale of the CDR business in July 2001. Data processing costs for the current year second quarter were $2.2 million, an increase of $0.7 million or 44% compared to the prior year second quarter, reflecting $0.6 million for the disposal and impairment of hardware and software items resulting from the termination of certain internal projects. Other operating costs for the current year second quarter were $3.0 million, an increase of $0.8 million or 38% compared to the prior year second quarter, principally associated with $0.5 million of expense related to stock option grants to three members of the Board of Directors.

         Net interest income of $130,000 for the current year second quarter compared to $189,000 in the prior year second quarter reflects a significant decrease in the prevailing market interest rates which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the quarter.

         In the current year, the Company did not recognize any income tax benefit against its losses from continuing operations. This absence of an income tax benefit reflects a decrease in the Company's valuation allowance for the recovery of its net deferred income tax assets. The Company has incurred significant taxable losses the last few years and expects to incur a tax loss during calendar year 2002. Most of the Company's deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on the Company's recent taxable loss history and projections of future taxable operating results.

         Loss from continuing operations was $1.8 million in the current year second quarter compared to a loss of $738,000 during the prior year second quarter. This increase in operating loss results from the absence of an income tax benefit and the increases in costs of operations, as discussed above.

DISCONTINUED OPERATIONS:

         As more fully discussed in Note 2(b) of the Notes to Condensed Consolidated Financial Statements, the Company reported the results of its PSG and DSG as discontinued operations for all periods presented. During the current quarterly period income from discontinued operations of $2.9 million principally resulted from a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate. Loss from discontinued operations in the prior year second quarter reflected the then on-going activities of PSG and DSG.

         Net income was $1.1 million for the second quarter of fiscal year 2002 or $0.06 per common share compared to a net loss of $5.6 million or $0.31 per common share in the second quarter of the prior fiscal year. The current year results include a loss from continuing operations of $0.10 per common share and income from discontinued operations of $0.16 per common share compared to a loss from continuing operations of $0.04 per common share and loss from discontinued operations of $0.27 per common share in the prior year second quarter.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         CONTINUING OPERATIONS:

         Revenue for the six months ended June 30, 2002, was $33.6 million, an increase of $3.4 million or 11% compared to revenue of $30.2 million for the prior year six month period.

         The Payor Services Division, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $16.3 million in the current year six month period, a $1.1 million or 8% increase over the prior year six month period revenue of $15.2 million. This increase primarily reflects $1.9 million in revenue during the current year for three new state clients, including a contract re-award with an expanded scope of services. This increase was substantially offset by: (1) a $1.4 million decrease resulting from the sale of the CDR business in July 2001 and (2) a $1.1 million decrease resulting from a non-recurring revenue opportunity for one client in the prior year period. In addition, revenue increased by $1.7 million across the comparable client base reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects.

         The Provider Services Division, which outsources business office services for hospitals, generated revenue of $17.3 million in the current year quarter, a $2.3 million or 15% increase from the prior year period of $15.0 million. This increase primarily consists of $2.4 million in revenue from sixteen new customers since the prior year period, and a $1.5 million increase with one customer resulting from an expansion in the scope of services provided and an increase in yields. These increases were partially offset by a decrease of $1.5 million associated with five terminated or inactive customer relationships.

         Total operating expenses for the current year six month period were $36.4 million, an increase of $4.1 million or 13% compared to the prior year six month period. The Company experienced cost of service fluctuations as follows. Direct project costs for the current year six month period were $4.7 million, an increase of $0.7 million or 17% compared to the prior year period. This net increase generally follows from the increase in revenues and reflects fluctuations in the mix of business for the period based on the specific requirements of client projects. Compensation expense for the current year six month period was $18.9 million, an increase of $1.5 million or 8% compared to the prior year six month period. This increase reflects a general increase in compensation rates and an increase in staff in the information technology development team, partially offset by a decrease of $1.2 million from the sale of the CDR business in July of 2001. Data processing costs for the current year six month period were $3.7 million, an increase of $0.5 million or 17% compared to the prior year period, reflecting $0.6 million for the disposal and impairment of hardware and software items resulting from the termination of certain internal projects. Other operating costs for the current year six month period were $6.0 million, an increase of $2.5 million or 71% compared to the prior year six month period. This increase primarily includes: (1) $1.5 million for consulting and professional service fees associated with service development initiatives, on-going system enhancement, and HIPAA (Health Insurance Portability and Accountability Act) compliance, (2) $0.6 million of expense related to stock option grants to three members of the Board of Directors, and
(3) a non-recurring insurance reimbursement of $250,000 received in the prior year.

         Net interest income of $289,000 for the current year six month period, compared to $376,000 in the prior year six month period, reflects a significant decrease in the prevailing market interest rates which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the current period.

         In the current year, the Company did not recognize any income tax benefit against its losses from continuing operations. This absence of an income tax benefit reflects a decrease in the Company's valuation allowance for the recovery of its net deferred income tax assets. The Company has incurred significant taxable losses the last few years and expects to incur a tax loss during fiscal year 2002. Most of the Company's deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on the Company's recent taxable loss history and projections of future taxable operating results.

         Loss from continuing operations was $2.5 million in the current year six month period compared to a loss of $1.1 million during the prior year period. This increase in operating loss results from the absence of an income tax benefit and the increases in costs of operations, as discussed above.

DISCONTINUED OPERATIONS:

         As more fully discussed in Note 2(b) of the Notes to the Condensed Consolidated Financial Statements, the Company reported the results of its PSG and DSG as discontinued operations for all periods presented. During the current year six month period income from discontinued operations of $2.9 million principally resulted from a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate. Loss from discontinued operations in the prior year six month period of $4.0 million reflected the then on-going activities of the PSG and DSG.

         Net income was $0.4 million for the first six months of fiscal year 2002 or $0.02 per common share compared to a net loss of $5.1 million or $0.29 per common share in the prior year six month period. The current year results include loss from continuing operations of $0.14 per common share and income from discontinued operations of $0.16 per common share compared to a loss from continuing operations of $0.07 per common share and loss from discontinued operations of $0.22 per common share in the prior year six month period.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of funds are operations and the remaining proceeds from the Company's initial public offering in 1992. At June 30, 2002, the Company's cash and short-term investments and net working capital were $25.0 million and $29.6 million, respectively. Although the Company expects that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet the Company's short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for the Company's services. The Company's typical customer relationship, however, usually has a duration of several years, such that the Company does not expect any current decrease in demand. The Company estimates that it will purchase approximately $3.0 million of property and equipment during fiscal year 2002, which is consistent with the amounts purchased during recent years. The payments due by period for the Company's contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows as of June 30, 2002 ($ in thousands):

 Total           Six Months         1-3 Years          4-5 Years        After 5 years
 -----           ----------         ---------          ---------        -------------
$24,098            $2,984            $8,216              $5,117            $7,781

         The Company has entered into sublease arrangements for some of its facility obligations and expects to receive the following rental receipts as of June 30, 2002 ($ in thousands):

 Total          Six Months       1-3 Years         4-5 Years      After 5 years
 -----          ----------       ---------         ---------      -------------
$7,296            $858            $3,409            $2,637            $392

         For the six month period ended June 30, 2002, cash used by operating activities was $3.4 million compared with cash used by operating activities of $0.9 million for the six month period ended June 30, 2001. The current year use of cash in operations included an increase in accounts receivable of $1.3 million reflective of the growth in the Company's revenue and a decrease in accounts payable and accrued expenses of $2.8 million resulting from the timing of payment on certain liabilities. Investing activities in the current year period consisted primarily of $954,000 in purchases of property and equipment and $361,000 of note payments received from the Company's Chief Executive Officer pursuant to a loan used to purchase Company common stock. Financing activities in the current year period principally consisted of $516,000 received as proceeds from stock option exercises. During the current year six month period, cash provided by discontinued operations was $3.3 million, principally reflecting a termination fee received from a former customer of the PSG.

         On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10,000,000. Cumulatively since the inception of the repurchase program, the Company has repurchased 1,441,416 shares having an aggregate purchase price of $8,658,000. This includes 124,400 shares repurchased during July 2002 at an aggregate cost of $343,000.

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

         The table below presents the amortized cost basis, and the fair value for the Company's investment portfolio as of June 30, 2002, and the related weighted average interest rates by year of maturity ($ in thousands):

                                           Matures Year Ending          Total               Total
                                            December 31, 2002       Amortized Cost        Fair value
                                            -----------------       --------------        ----------
Fixed income governmental securities            $   2,833             $   2,833             $2,869
Average interest rate                                4.57%                 4.57%

PART II -- OTHER INFORMATION

         Item 1. Legal Proceedings - See Note 7 of Notes to Condensed Consolidated Financial Statements for discussion of a pending legal proceeding.

         Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting ("Meeting") of Shareholders of the Company was held on June 4, 2002. The 16,792,358 shares of common stock ("Common Stock") present at the Meeting out of a then total 18,159,373 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

         Approved, by a vote of: 15,391,049 shares of Common Stock for and 1,401,309 shares against the election of Randolph G. Brown as a director of the Company; 15,276,734 shares of Common Stock for and 1,515,624 shares against the election of James T. Kelly as a director of the Company; and 15,389,748 shares of Common Stock for and 1,402,610 shares against the election of Galen D. Powers as a director of the Company;

         Ratified, by a vote of 6,075,582 shares of Common Stock for, 1,350,485 shares against and 55,875 shares abstain, the grant of 250,000 options to James
T. Kelly;

         Failed to ratify, by a vote of 3,476,655 shares of Common Stock for, 3,973,789 shares against and 31,498 shares abstain, the proposed amendments to the Company's 1999 Long-Term Incentive Stock Plan; and

         Ratified, by a vote of 16,666,813 shares of Common Stock for, 99,319 shares against and 26,226 shares abstain, the selection of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2002.

         Item 6. Exhibits and Reports on Form 8-K

                  Exhibit 99.1 - Certification of Chief Executive Officer
                  Exhibit 99.2 - Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   August 14, 2002        HEALTH MANAGEMENT SYSTEMS, INC.
                               --------------------------------
                                          (Registrant)



                               BY:     /S/ WILLIAM F. MILLER III
                                       -------------------------
                                       William F. Miller III
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                               BY:     /S/ PHILIP RYDZEWSKI
                                       --------------------
                                       Philip Rydzewski
                                       Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer and Accounting Officer)