Form 10-Q
period 2002-09-30
HEALTH MANAGEMENT SYSTEMS INC
filed 2002-11-14
CIK 861179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 0-20946

HEALTH MANAGEMENT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2770433 (I.R.S. Employer) Identification No.)

401 Park Avenue South, New York, New York (Address of principal executive offices)	10016 (Zip Code)

(212) 685-4545
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares common stock, $.01 par value, outstanding as of October 31, 2002 was 18,221,674.

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$19,739	$21,020

Short-term investments	2,856	4,022

Accounts receivable, net	16,765	12,720

Prepaid expenses and other current assets	1,428	2,420

Total current assets	40,788	40,182

Property and equipment, net	4,639	4,228

Capitalized software costs, net	302	466

Goodwill, net	5,679	5,679

Deferred income taxes, net	8,920	8,920

Other assets	293	650

Net assets of discontinued operations	—	269

Total assets	$60,621	$60,394

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable, accrued expenses and other liabilities	$12,162	$13,417

Net liabilities of discontinued operations	354	527

Total current liabilities	12,516	13,944

Other liabilities	694	669

Total liabilities	13,210	14,613

Commitments and contingencies

Shareholders’ equity:

Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—

Common stock — $.01 par value; 45,000,000 shares authorized; 19,776,177 shares issued and 18,167,061 shares outstanding at September 30, 2002; 19,332,089 shares issued and 18,015,073 shares outstanding at December 31, 2001	198	193

Capital in excess of par value	74,789	73,550

Unearned stock compensation	(52)	(128)

Accumulated deficit	(18,005)	(18,755)

Accumulated other comprehensive income (loss)	26	(42)

Treasury stock, at cost; 1,609,116 shares at September 30, 2002 and 1,317,016 at December 31, 2001	(9,184)	(8,315)

Note receivable from officer for sale of stock	(361)	(722)

Total shareholders’ equity	47,411	45,781

Total liabilities and shareholders’ equity	$60,621	$60,394

See accompanying notes to condensed consolidated financial statements.

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$17,024	$14,267	$50,638	$44,427

Cost of services:

Compensation	9,275	7,893	28,191	25,334

Data processing	1,154	4,523	4,879	7,718

Occupancy	1,533	1,411	4,597	4,574

Direct project costs	2,666	2,431	7,358	6,438

Other operating costs	2,192	6,262	8,176	9,760

Restructuring costs	—	—	—	785

Amortization of intangibles	—	88	—	264

Total cost of services	16,820	22,608	53,201	54,873

Operating income (loss)	204	(8,341)	(2,563)	(10,446)

Gain on sale of assets	—	1,553	—	1,553

Net interest income	124	172	413	548

Income (loss) from continuing operations before income taxes	328	(6,616)	(2,150)	(8,345)

Income tax benefit	—	(2,405)	—	(2,993)

Income (loss) from continuing operations	328	(4,211)	(2,150)	(5,352)

Discontinued operations:

Income (loss) from discontinued operations, net	—	157	—	(3,796)

Estimated income (loss) on disposal of discontinued operations	—	(1,019)	2,900	(1,019)

Net income (loss) from discontinued operations	—	(862)	2,900	(4,815)

Net income (loss)	$328	$(5,073)	$750	$(10,167)

Basic earnings per share data:

Income (loss) per share from continuing operations	$0.02	$(0.23)	$(0.12)	$(0.30)

Income (loss) per share from discontinued operations, net	—	(0.05)	0.16	(0.27)

Net income (loss) per share	$0.02	$(0.28)	$0.04	$(0.57)

Diluted earnings per share data:

Income (loss) per share from continuing operations	$0.02	$(0.23)	$(0.12)	$(0.30)

Income (loss) per share from discontinued operations, net	—	(0.05)	0.16	(0.27)

Net income (loss) per share	$0.02	$(0.28)	$0.04	$(0.57)

Weighted average number of common shares outstanding:

Basic	18,259	17,866	18,188	17,831

Diluted	20,001	17,866	18,188	17,831

See accompanying notes to condensed consolidated financial statements.

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2002
(in thousands, except share amounts)
(unaudited)

	Common Stock					Accumulated			Note
			Capital In	Unearned		Other	Treasury Stock		Receivable	Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive			from Sale	Shareholders'
	Issued	Value	Par Value	Compensation	Deficit	Income (Loss)	# of Shares	Amount	of Stock	Equity

Balance at December 31, 2001	19,332,089	$193	$73,550	$(128)	$(18,755)	$(42)	1,317,016	$(8,315)	$(722)	$45,781

Comprehensive income:

Net income	—	—	—	—	750	—	—	—	—	750

Change in net unrealized appreciation on short-term investments	—	—	—	—	—	68	—	—	—	68

Total comprehensive income										818

Repayment of note receivable	—	—	—	—	—	—	—	—	361	361

Purchases of treasury stock	—	—	—	—	—	—	292,100	(869)	—	(869)

Exercise of stock options	408,718	4	577	—	—	—	—	—	—	581

Shares issued under employee stock purchase plan	35,370	1	89	—	—	—	—	—	—	90

Remeasurement of unearned stock compensation	—	—	48	(48)	—	—	—	—	—	—

Stock compensation expense	—	—	525	124	—	—	—	—	—	649

Balance at September 30, 2002	19,776,177	$198	$74,789	$(52)	$(18,005)	$26	1,609,116	$(9,184)	$(361)	$47,411

See accompanying notes to condensed consolidated financial statements.

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(in thousands)
(unaudited)

	2002	2001

Operating activities:

Net income (loss)	$750	$(10,167)

Adjustments to reconcile net income (loss) to net cash from operating activities:

(Income) loss from discontinued operations	(2,900)	4,815

Depreciation and amortization	1,812	1,594

Amortization of intangibles	—	264

Loss on disposal/impairment of property and equipment	612	2,097

Provision for doubtful accounts	231	2,712

Net gain on sale of assets, CDR operations and EDI operations	—	(1,553)

Stock compensation expense	649	140

Increase in deferred tax asset	—	(2,768)

Changes in assets and liabilities:

Increase in accounts receivable	(4,276)	(1,403)

Decrease in other current assets	992	3,065

Increase (decrease) in other assets	357	(2,465)

Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,230)	2,106

Net cash used in operating activities	(3,003)	(1,563)

Investing activities:

Purchases of property and equipment	(2,671)	(1,283)

Investment in software	—	(1,198)

Proceeds from sale of assets, EDI operations, net	—	592

Proceeds from sale of assets, CDR operations, net	—	2,834

Repayments of note receivable from officer for sale of stock	361	—

Net proceeds from sales of short-term investments	1,234	1,657

Net cash (used in) provided by investing activities	(1,076)	2,602

Financing activities:

Proceeds from exercise of stock options	581	7

Proceeds from issuance of common stock, employee stock purchase plan	90	105

Purchases of treasury stock	(869)	—

Net cash (used in) provided by financing activities	(198)	112

Net (decrease) increase in cash and cash equivalents	(4,277)	1,151

Cash and cash equivalents at beginning of period	21,020	6,187

Cash provided by discontinued operations	2,996	3,480

Cash and cash equivalents at end of period	$19,739	$10,818

Supplemental disclosure of noncash investing and financing activities:

Service credits received as consideration from sale of assets	$—	$2,259

Sale of common stock to officer for note receivable	$—	$722

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$30

Cash paid for income taxes	$138	$94

See accompanying notes to condensed consolidated financial statements.

HEALTH MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Unaudited Interim Financial Information

         The management of Health Management Systems, Inc. (HMSY or the Company) is responsible for the accompanying unaudited interim condensed consolidated financial statements and the related information included in the notes to the condensed consolidated financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for such year, and the unaudited interim condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2002 and June 30, 2002 included in the Company’s Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission (the SEC).

2.	Basis of Presentation and Principles of Consolidation

(a)	Change in Fiscal Year

         On October 30, 2001, the Board of Directors approved a change of the Company’s fiscal year to December 31 from October 31. The change was retroactive to January 1, 2001. Accordingly, the Company changed its fiscal quarters to the calendar quarters.

(b)	Discontinued Operations of Business Segments

         During the year ended December 31, 2001, the Company sold its Decision Support Group (DSG) business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group (PSG) business unit. In prior periods, DSG and PSG had been separate reportable segments. The current and historical operating results of DSG and PSG have been reported as discontinued operations on the accompanying Condensed Consolidated Statements of Operations. The current and noncurrent assets and liabilities of PSG are presented on a net basis as discontinued operations on the Condensed Consolidated Balance Sheets for all periods presented.

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

         In April 2001, the Company recognized a restructuring charge of $785,000. This charge was subsequently adjusted by $38,000 in November 2001, to a net charge of $747,000. This net charge related to the closure of the Company’s Washington, D.C. office, consisting of $198,000 in employee costs (representing 4 employees), $299,000 in office lease and fixed asset costs, and $250,000 for the write-off of an initial fee paid for a third party liability recovery system which the Company had determined would not be put into use. Of the total restructuring charges, $30,000 and $269,000 remained as accrued liabilities at September 30, 2002 and December 31, 2001, respectively.

         In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. Of the total restructuring charges, $1.3 million and $1.8 million remained as a liability at September 30, 2002 and December 31, 2001, respectively.

(b)	Discontinued Operations of Business Segments

(i) Discontinuance of Payor Systems Group (PSG)

         On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of PSG. As of July 31, 2001, the Company had estimated a pre-tax loss on disposal of $1.6 million. As a result of its success in exiting various business obligations, the Company reduced its estimated loss to $200,000 as of December 31, 2001. In the quarterly period ended June 30, 2002, the Company received a $2.7 million contract termination fee which was not included in the disposal estimate. In addition, during the quarterly period ended June 30, 2002, the Company reduced the estimated loss on disposal by $200,000, based on actual operating results through that period. Consequently, the Company recognized income from discontinued operations, in the accompanying condensed consolidated financial statements, of $2.9 million during the quarterly period ended June 30, 2002. The Company’s estimated loss has remained unchanged as of September 30, 2002.

         The results of PSG’s operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

         In April 2001, the Company incurred a restructuring charge of $5.1 million related to PSG, resulting from the decision to discontinue development of its managed care system offering. The charge consisted of $3.5 million for the write-off of capitalized software development and equipment, $810,000 for employee severance and consulting costs associated with approximately 60 positions, $678,000 for lease termination costs, and $128,000 in miscellaneous costs. In July 2001, the Company recognized a net reduction to these restructuring charges of $315,000 resulting from a $635,000 negotiated settlement received from the development partner, and additional lease termination costs of $320,000. Of the total restructuring charges, zero and $422,000 in lease termination and related facility costs remain as liabilities at September 30, 2002 and December 31, 2001, respectively, and are reflected in the net liability of discontinued operations.

(ii) Sale of Decision Support Group (DSG)

         On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. (HCm), a wholly-owned subsidiary, which operated as the Company’s DSG business segment, to HCm’s executive management team for a total sale price of $9.8 million. As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued operation.

(iii) Discontinued Operations Information

         Results of operations from discontinued operations were as follows ($ in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001

	PSG	DSG	Total	PSG	DSG	Total

Revenue	$37	$—	$37	$1,748	$4,859	$6,607

Loss before income taxes	—	—	—	(1,316)	(37)	(1,353)

Income tax benefit	—	—	—	(477)	(14)	(491)

Loss from discontinued operations	$—	$—	$—	$(839)	$(23)	$(862)

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

	PSG	DSG	Total	PSG	DSG	Total

Revenue	$3,960	$—	$3,960	$6,800	$17,021	$23,821

Income (loss) before income taxes	2,900	—	2,900	(10,045)	2,557	(7,488)

Income tax expense (benefit)	—	—	—	(3,639)	966	(2,673)

Income (loss) from discontinued operations	$2,900	$—	$2,900	$(6,406)	$1,591	$(4,815)

         Assets and liabilities of the discontinued operations of PSG were as follows ($ in thousands):

	September 30,	December 31,
	2002	2001

Current assets	$—	$852

Current liabilities	(354)	(1,379)

Net current liabilities	$(354)	$(527)

Property and equipment	$—	$78

Capitalized software costs	—	191

Net noncurrent assets	$—	$269

4.	Stock Based Compensation Plans

         On June 4, 2002, as ratified by the shareholders at the Company’s annual meeting, the Company granted 250,000 stock options at an exercise price of $2.48 per share to a member of the Board of Directors. All of the options were fully vested on the grant date, June 4, 2002. This grant represented 60,000 options for service as a board member consistent with a similar grant to the other board members in December 2001, and 190,000 options as an inducement to join the board.

         The Company immediately recognized a total of $525,000 in compensation expense consisting of $478,800 based on the fair value of the options using the Black-Scholes option pricing model for the 190,000 options and $46,200 for the 60,000 options based on the difference between the current market price of the stock on the grant date and the exercise price.

5.	Segment Information

         The Company’s Provider Services Division provides outsourced business office services to hospitals. The Company’s Payor Services Division provides third party liability identification and recovery services to state Medicaid agencies. The Company measures the performance of its operating segments utilizing operating income (loss), as reflected in the accompanying condensed consolidated statements of operations. Certain reclassifications were made to prior year amounts to conform to the current presentation. At December 31, 2001 and September 30, 2002, the Company had goodwill of $4.6 million attributable to its Provider Services Division and $1.1 million attributable to its Payor Services Division.

	Total	Provider	Payor
	Continuing	Services	Services
($ in thousands)	Operations	Division	Division

Three months ended September 30, 2002

Revenue	$17,024	$9,424	$7,600

Operating income (loss)	$204	$(923)	$1,127

Three months ended September 30, 2001

Revenue	$14,267	$8,543	$5,724

Operating loss	$(8,341)	$(7,380)	$(961)

Nine months ended September 30, 2002

Revenue	$50,638	$26,692	$23,946

Operating income (loss)	$(2,563)	$(6,355)	$3,792

Nine months ended September 30, 2001

Revenue	$44,427	$23,512	$20,915

Operating loss	$(10,446)	$(9,984)	$(462)

6.	Earnings per Share

         Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company’s stock options. For the three months ended September 30, 2002, the diluted earnings per share calculation includes common stock equivalents in the weighted average shares outstanding. For the three months ended September 30, 2001 and nine months ended September 30, 2002 and 2001, the diluted earnings per share calculation excludes common stock equivalents from the weighted average shares as it would be antidilutive to the loss per share from continuing operations. The diluted weighted average number of shares outstanding for the three months and nine months ended September 30, 2002 were

20,000,796 and 20,488,345, respectively. The diluted weighted average number of shares outstanding for the three months and nine months ended September 30, 2001 were 18,741,830 and 18,449,781, respectively.

7.	Commitments — Legal Proceedings

         As more fully discussed in Note 17(b) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2001, the Company is subject to a lawsuit which commenced in June 1998. The lawsuit was filed by certain holders of promissory notes of HHL Financial Services, Inc. (HHL), alleging the defendants, including the Company, breached various fiduciary duties between 1990 and 1996, and that the defendants intentionally caused HHL’s default under the promissory notes, and ultimately led to HHL’s filing for bankruptcy protection in 1997. The plaintiffs are seeking damages for the unpaid promissory notes in the amount of $2.3 million, plus interest.

         The lawsuit was filed simultaneously in the Bankruptcy Court in Delaware, and the New York Supreme Court Nassau County. By decision dated June 5, 2001, the District Court of Delaware dismissed one of the plaintiffs’ two causes of action, deferring to the New York State courts to determine if the plaintiffs’ remaining cause of action, alleging tortious interference with contract, stated a valid claim. The Company’s (and the individual defendants’) motion in Supreme Court to dismiss the remaining cause of action was denied by decision dated February 20, 2002. The Company has appealed the decision to the New York State Supreme Court-Appellate Division Second Department and has perfected its Appeal. In the interim, the Company has obtained a stay of all depositions pending a decision on the Appeal. The Appeal has not yet been fully briefed, and a decision is not expected for a number of months.

         The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company’s financial position or cash flows, although it could be material to the Company’s operating results in any one accounting period.

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

         The following reflects the impact that SFAS 142 would have had on prior year net income and earnings per common share if adopted in 2001 ($ in thousands except per share data):

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Loss from continuing operations, as reported	$(4,211)	$(5,352)

Add back: goodwill amortization, net of tax	56	175

Adjusted loss from continuing operations	(4,155)	(5,177)

Loss from discontinued operations, as reported	(862)	(4,815)

Add back: goodwill amortization, net of tax	—	62

Adjusted loss from discontinued operations	(862)	(4,753)

Adjusted net loss	$(5,017)	$(9,930)

Loss per share from continuing operations, as reported	$(0.23)	$(0.30)

Goodwill amortization	0.00	0.01

Adjusted loss per share from continuing operations	(0.23)	(0.29)

Adjusted loss per share from discontinued operations	(0.05)	(0.27)

Adjusted loss per share	$(0.28)	$(0.56)

9.	Subsequent Event

         On October 11, 2002 HMS Holdings Corp. (Holdings) a newly formed, wholly-owned subsidiary of the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the purpose of creating a holding company structure. Under the holding company structure, shares of HMSY common stock would be exchanged on a one-for-one basis for shares of Holdings common stock. This exchange will occur pursuant to the terms of the Agreement and Plan of Merger, which has been approved by the Company’s Board of Directors and is subject to the affirmative vote of the holders of two-thirds of the outstanding shares of the Company’s common stock. The primary purpose for the adoption of a holding company structure is to allow for the separation of the Payor and Provider businesses into separate subsidiaries of Holdings. This will allow greater opportunity for the individual businesses to identify and promote themselves in their respective marketplaces, and will provide greater flexibility in terms of operations, expansion and diversification.

         As the merger and share exchange and the related business separation collectively constitute a reorganization with no change in ownership interests, the financial statements of Holdings will retain the former basis of accounting of HMSY and will be identical to HMSY’s financial statements prior to the merger and share exchange and business separation. For federal income tax purposes, the merger and share exchange should be tax-free to the holders of HMSY common stock, to HMSY and to Holdings.

Special Note Regarding Forward-looking Statements

         This quarterly report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in the Company’s Annual Report on From 10-K, which were contained in “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Factors” and other risks identified in this Form 10-Q and in the Company’s other filings with the SEC. Although such forward-looking statements represent management’s current expectations and are inherently uncertain, investors are warned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         A critical accounting policy is defined as important to the portrayal of a Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

         Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for the Company’s discontinued Decision Support Group (“DSG”) and Payor Systems Group (“PSG”) businesses. Under discontinued operations accounting, amounts are accrued for estimates of the Company’s expected liabilities related to discontinued operations through their eventual discharge. The DSG business was sold in December 2001. At September 30, 2002, the PSG business remaining liabilities principally consist of employee severance expenses. The Company believes that these liabilities will be discharged by December 31, 2002. Accordingly, the Company believes that its accrual for discontinued operations liabilities is adequate. However, these amounts include certain estimates which could vary from actual results.

         Revenue Recognition. The Company principally recognizes revenue for its service offerings when third party payors remit payment to the Company’s customers. This policy is in effect because the Company’s fees are principally contingent upon its customers’ collections from third parties. Under this revenue recognition policy, the Company’s operating results may vary significantly from quarter to quarter due to the timing of such collections by the Company’s customers and the fact that a significant portion of the Company’s operating expenses are fixed.

         Accounting for Income Taxes. The Company has generated net operating losses for tax purposes each of the last three years. These losses generated federal net operating loss carryforwards of $21 million as of September 30, 2002. In addition, due to the Company’s restructuring efforts certain charges incurred in prior years are not currently deductible for income tax purposes. These differences result in gross deferred tax assets. The Company must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent the Company believes the recovery is not likely, the Company has established a valuation allowance.

         Significant management judgment is required in determining this valuation allowance. The Company has recorded a valuation allowance of $8.2 million as of September 30, 2002, due to uncertainties related to the Company’s ability to utilize some of its net deferred tax assets before they expire, primarily certain net operating loss carryforwards. The valuation allowance is based on the Company’s estimates of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

         Conversely, if the Company is profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the net deferred tax assets, for which currently a valuation allowance is provided, the Company would record the estimated net realizable value of the net deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company’s combined federal and state effective tax rate of approximately 40%.

         The net deferred tax asset as of September 30, 2002 was $8.9 million, net of a valuation allowance of $8.2 million.

         Valuation of long lived and intangible assets and goodwill. The Company assesses the impairment of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	The Company’s market capitalization relative to net book value.

         The Company determines the recoverability of the carrying value of its long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When the Company determines that the carrying value of long-lived assets may not be recoverable, the Company measures any impairment by comparing the carrying amount of the asset with the fair value of the asset. For goodwill, the Company determines fair value based on a projected discounted cash flow method using a discount rate reflective of the Company’s cost of funds.

         In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company ceased to amortize approximately $5.7 million of goodwill (net of accumulated amortization of $2.7 million) which would have resulted in approximately $264,000 of amortization in the first nine months of 2002. No impairment charges resulted from the required impairment evaluations.

         Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of the Company’s accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when valuating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $16.8 million, net of allowance for doubtful accounts of $3.3 million, as of September 30, 2002.

         Management has estimated a certain amount of charges as of September 30, 2002 related to restructuring activities. The Company has recorded an estimated liability based on a reasonable assessment of the probable costs to be incurred throughout 2002. As additional information becomes available during 2002, the Company may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

         The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K as of December 31, 2001, as filed with the SEC, contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Continuing Operations:

         Revenue for the quarter ended September 30, 2002 was $17.0 million, an increase of $2.7 million or 19% compared to revenue of $14.3 million in the prior year third quarter.

         The Payor Services Division, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $7.6 million in the current year quarter, a $1.9 million or 33% increase over the prior year third quarter revenue of $5.7 million. This increase reflected $1.0 million in revenue during the current year from four new state clients including a contract re-award with an expanded scope of services, and a net increase of $1.0 million across the comparable client base reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects. These increases were partially offset by a decrease of $0.1 million resulting from the expiration of one client relationship since the prior year period.

         The Provider Services Division, which provides outsourced business office services for hospitals, generated revenue of $9.4 million in the current year quarter, a $0.9 million or 10% increase from the prior year quarter revenue of $8.5 million. This increase primarily consisted of $0.5 million of revenue from eight new customers since the prior year period, and a $1.1 million increase with two customers resulting from an expansion in the scope of services provided. These increases were partially offset by a decrease of $0.7 million associated with six terminated or inactive customer relationships.

         Total operating expenses for the current year third quarter were $16.8 million, a decrease of $5.8 million or 26% compared to the prior year third quarter operating expense of $22.6 million. The Company experienced cost of service fluctuations as follows. Compensation expense for the current year third quarter was $9.3 million, an increase of $1.4 million or 18% compared to the prior year third quarter. This increase resulted from an increase in staff reflective of the growth in revenues, and general increases in compensation rates. Data processing costs for the current year third quarter were $1.2 million, a decrease of $3.4 million from the prior year quarter. The prior year third quarter costs included: (a) a charge of $1.4 million associated with the write-off of an internally developed software initiative based on the Company’s assessment of the project’s future prospects, (b) a related charge of $1.5 million for external software commitments which had been integral to the project, but were now no longer of value to the Company, and

(c) a charge of $0.3 million for two other software assets that were no longer in use. Direct project costs for the current year third quarter were $2.7 million, an increase of $0.2 million or 10% from the prior year third quarter. This increase generally resulted from the increase in revenue and reflects fluctuations in the mix of business for the period based on the specific requirements of client projects. Other operating costs for the current year third quarter were $2.2 million, a decrease of $4.1 million from the prior year quarter. The prior year third quarter costs included: (a) a bad debt expense charge of $2.7 million related to a receivable due from the District of Columbia and (b) additional consulting and professional service fees of $1.3 million associated with new service development initiatives and on-going system enhancement and re-configuration activities that have been terminated in the current year.

         Net interest income of $124,000 for the current year third quarter compared to $172,000 in the prior year third quarter reflected a significant decrease in the prevailing market interest rates which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the quarter.

         In the current year, the Company did not recognize any income tax expense against its income from continuing operations. This absence of an income tax expense represents a slight decrease in the Company’s deferred income tax asset valuation allowance. The Company has incurred significant taxable losses the last few years and expects to incur a tax loss during fiscal year 2002. Consequently most of the Company’s deferred income tax assets are in the form of net operating loss carryforwards. The Company has a current deferred income tax asset valuation allowance of $8.2 million based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income.

         Income from continuing operations was $328,000 in the current year third quarter compared to a loss of $4.2 million during the prior year third quarter. The increase in income was principally attributable to the increase in revenue and the reductions in operating expenses primarily associated with non-recurring data processing costs and bad debt expense in the prior year.

         Discontinued Operations:

         As more fully discussed in Note 2(b) of the Notes to Condensed Consolidated Financial Statements, the Company reported the results of the PSG and DSG as discontinued operations for all periods presented. Loss from discontinued operations in the prior year third quarter reflected the then on-going activities of PSG and DSG as well as the estimated loss on disposal of PSG for approximately $1.1 million.

         Net income was $328,000 for the third quarter of fiscal year 2002 or $0.02 per common share compared to a net loss of $5.1 million or $0.28 per common share in the third quarter of the prior fiscal year. The current year results include income from continuing operations of $0.02 per common share compared to a loss from continuing operations of $0.23 per common share and loss from discontinued operations of $0.05 per common share in the prior year third quarter.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

         Continuing Operations:

         Revenue for the nine months ended September 30, 2002 was $50.6 million, an increase of $6.2 million or 14% compared to revenue of $44.4 million for the prior year nine-month period.

         The Payor Services Division, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $23.9 million in the current year nine-month period, a $3.0 million or 14% increase over the prior year nine-month period revenue of $20.9 million. This increase primarily reflected $2.9 million of revenue during the current year from five new state clients, including a contract re-award with an expanded scope of services. In addition, revenue increased by $1.7 million across the comparable client base reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects. These increases were partially offset by (a) a $1.4 million decrease resulting from the sale of the CDR business in July 2001 and (b) a $0.2 million decrease resulting from the expiration of one client relationship since the prior year period.

         The Provider Services Division, which provides outsourced business office services for hospitals, generated revenue of $26.7 million in the current year nine-month period, a $3.2 million or 14% increase from the prior year period of $23.5 million. This increase primarily consisted of $1.8 million of revenue from twelve new customers since the prior year period, and a $1.9 million increase with two customers resulting from an expansion in the scope of services provided. In addition, revenue increased by $1.9 million across the comparable client base reflecting non-recurring revenue opportunities, timing differences, and changes in the volume and yields of client projects. These increases were partially offset by a decrease of $2.4 million associated with nine terminated or inactive customer relationships.

         Total operating expenses for the current year nine-month period were $53.2 million, a decrease of $1.7 million or 3% compared to the prior year nine-month period. The Company experienced cost of service fluctuations as follows. Compensation expense for the current year nine-month period was $28.2 million, an increase of $2.9 million or 11% from the prior year nine-month period of $25.3 million. This increase reflected an increase in staff reflective of the growth in revenues, and general increases in compensation rates, partially offset by a decrease of $1.2 million from the sale of the CDR business in July 2001. Data processing costs for the current year nine-month period were $4.9 million, a decrease of $2.8 million from the prior year nine-month period of $7.7 million. The prior year costs included: (a) a charge of $1.4 million associated with the write-off of an internally developed software initiative based on the Company’s assessment of the project’s future prospects, (b) a related charge of $1.5 million for external software commitments which had been integral to the project but were no longer of value to the Company, and (c) a charge of $0.3 million for two other software assets that were no longer in use. Partially offsetting these decreases was a current year charge of $0.6 million for the disposal and impairment of hardware and software items resulting from the termination of a new service initiative. Direct project costs for the current year nine-month period were $7.4 million, an increase of $0.9 million or 14% from the prior year nine-month period. This increase generally resulted from the increase in revenue and reflected fluctuations in the mix of business for the period based on the specific requirements of client projects. Other operating costs for the current year nine-month period were $8.2 million, a decrease of $1.6 million or 16% from the prior year period. This decrease reflects $2.7 million of bad debt expense incurred during the prior year period related to a receivable from the District of Columbia, partially offset by current year expense of $0.6 million related to stock option grants to three members of the Board of Directors.

         Net interest income of $413,000 for the current year nine month period, compared to $548,000 in the prior year nine month period, reflected a significant decrease in the prevailing market interest rates which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the current period.

         In the current year, the Company did not recognize any income tax benefit against its loss from continuing operations. This absence of an income tax benefit reflects an increase in the Company’s valuation allowance for the recovery of its net deferred income tax assets. The Company has incurred significant taxable losses the last few years and expects to incur a tax loss during fiscal year 2002. Consequently, most of the Company’s deferred income tax assets are in the form of net operating loss carryforwards. The Company has a current deferred income tax asset valuation allowance of $8.2 million based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income.

         Loss from continuing operations was $2.2 million in the current year nine-month period compared to a loss of $8.3 million during the prior year period. This reduction in operating loss results from the increase in revenue and the decreases in costs in the current nine-month period compared to the prior year period.

         Discontinued Operations:

         As more fully discussed in Note 2(b) of the Notes to the Condensed Consolidated Financial Statements, the Company reported the results of the PSG and DSG as discontinued operations for all periods presented. During the current year nine-month period income from discontinued operations of $2.9 million principally resulted from a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate. Loss from discontinued operations in the prior year nine month period of $4.8 million reflected the then on-going activities of the PSG and DSG and the estimated loss on disposal of PSG.

         Net income was $750,000 for the first nine months of fiscal year 2002 or $0.04 per common share compared to a net loss of $10.2 million or $0.57 per common share in the prior year nine month period. The current year results include a loss from continuing operations of $0.12 per common share and income from discontinued operations of $0.16 per common share compared to a loss from continuing operations of $0.30 per common share and loss from discontinued operations of $0.27 per common share in the prior year nine-month period.

Liquidity and Capital Resources

         Historically, the Company’s principal sources of funds are operations and the remaining proceeds from the Company’s initial public offering in 1992. At September 30, 2002, the Company’s cash and short-term investments and net working capital were $22.6 million and $28.3 million, respectively. Although the Company expects that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet the Company’s short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for the Company’s services. The Company’s typical customer relationship, however, usually has a duration of several years, such that the Company does not expect any current decrease in demand. The Company estimates that it will purchase approximately $3.0 million of property and equipment during fiscal year 2002, which is consistent with the amounts purchased during recent years. The payments due by period for the Company’s contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows as of September 30, 2002 ($ in thousands):

	Three	1-3	4-5	After 5
Total	Months	Years	Years	Years

$22,606	$1,492	$8,216	$5,117	$7,781

         The Company has entered into sublease arrangements for some of its facility obligations and expects to receive the following rental receipts as of September 30, 2002 ($ in thousands):

	Three	1-3	4-5	After 5
Total	Months	Years	Years	Years

$6,867	$429	$3,409	$2,637	$392

         For the nine month period ended September 30, 2002, cash used by operating activities was $3.0 million compared with cash used by operating activities of $1.6 million for the nine month period ended September 30, 2001. The current year use of cash in operations included an increase in accounts receivable of $4.0 million reflective of the growth in the Company’s revenue and several customer payments expected in September that were not received until October, and a decrease in accounts payable and accrued expenses of $1.2 million resulting from the timing of payment on certain liabilities. Investing activities in the current year period consisted primarily of $2.7 million in purchases of property and equipment, $361,000 of note payments received from the Company’s Chief Executive Officer pursuant to a loan used to purchase Company common stock and $1.2 million from the maturity of short-term investments. Financing activities in the current year period principally consisted of $869,000 in share repurchases by the Company and $581,000 received as proceeds from stock option exercises. During the current year nine-month period, cash provided by discontinued operations was $3.0 million, principally reflecting a termination fee received from a former customer of PSG.

         On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10 million. Cumulatively since the inception of the repurchase program, the Company has repurchased 1,609,116 shares having an aggregate purchase price of $9.2 million, including 292,100 shares repurchased during the current year third quarter at an aggregate cost of $869,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         The Company’s holdings of financial instruments are comprised of federal, state and local government debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily, pending use in the Company’s business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum or highly liquid investments.

         The table below presents the amortized cost basis, and the fair value, for the Company’s investment portfolio as of September 30, 2002, and the related weighted average interest rates by year of maturity ($ in thousands):

	Expected	Expected	Total
	Maturity Date	Maturity Date	Amortized	Total
	2002	2003	Cost	Fair Value

Fixed income governmental securities	$1,830	$1,000	$2,830	$2,856

Average interest rates	4.78%	4.15%	4.56%

Item 4. Controls and Procedures

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II — Other Information

         Item 1. Legal Proceedings — See Note 7 of Notes to Condensed Consolidated Financial Statements for discussion of a pending legal proceeding.

         Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 — Certification of Chief Executive Officer

Exhibit 99.2 — Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	HEALTH MANAGEMENT SYSTEMS, INC. (Registrant)

By: /s/ William F. Miller III William F. Miller III Chairman and Chief Executive Officer (Principal Executive Officer)

By: /s/ Philip Rydzewski Philip Rydzewski Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William F. Miller, III, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Health Management Systems, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William F. Miller, III
__________________________________
William F. Miller, III
Chairman and Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Philip Rydzewski, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Health Management Systems, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by Others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Philip Rydzewski
__________________________________
Philip Rydzewski
Senior Vice President and Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.